Form 10QSB
period 2007-03-31
BLS Media, Inc.
filed 2007-05-11
CIK 1392121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

 ☒QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

 ☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from    to

Commission File Number: 000-52512

BLS Media, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	20-5874196
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1683 Duarte Drive, Henderson, Nevada 89014
(Address of principal executive offices)

702-450-2163
(Issuer’s Telephone Number)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒Yes ☐No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☒Yes ☐No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of May 11, 2007, there were 4,000,000 shares of the issuer's $.001 par value common stock issued and outstanding.

Transitional Small Business Disclosure format (check one):
☐Yes ☒No

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BLS MEDIA, INC.
(A Development Stage Company)
BALANCE SHEET
MARCH 31, 2007
(UNAUDITED)

ASSETS
Current assets
Cash	$16,304

Total current assets	16,304

Property and equipment, net of $18 accumulated depreciation	2,089

Total assets	$18,393

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued expenses	$15,456
Loan from stockholder	22,000

Total current liabilities	37,456

Stockholders’ deficit
Common stock, $.001 par value; 100,000,000 shares authorized,
4,000,000 shares issued and outstanding	4,000
Additional paid-in capital	1,000
Deficit accumulated during the development stage	(24,063)

Total stockholders’ deficit	(19,063)

Total liabilities and stockholders’ deficit	$18,393

See accompanying notes to unaudited financial statements.

BLS MEDIA, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(UNAUDITED)

		For the Period
		of Inception
	For the Three	(October 31,
	Months Ended	2006) to
	March 31, 2007	March 31, 2007

Net revenue	$403	$403

Operating expenses
Legal and professional	11,574	22,169
Other general and administrative	1,438	1,838

Total operating expenses	13,012	24,007

Net operating loss	(12,609)	(23,604)

Interest expense	(440)	(459)

Loss before income taxes	(13,049)	(24,063)

Provision for income taxes	-	-

Net loss	$(13,049)	$(24,063)

Net loss per common share - basic and diluted	$-	$(0.01)

Weighted average of common shares - basic and diluted	$4,000,000	$4,000,000

See accompanying notes to unaudited financial statements.

				Deficit
				Accumulated
	Common Stock		Additional	During	Total
	Number of Shares	Amount	Paid-In Capital	Development Stage	Stockholders’ Equity (Deficit)

Balance, October 31, 2006	-	$-	$-	$-	$-

Issuance of common stock, November 1, 2006	4,000,000	4,000	-	-	4,000

Additional paid-in capital in exchange for facilities provided by related party	-	-	400	-	400

Net loss	-	-	-	(11,014)	(11,014)

Balance, December 31, 2006 (Audited)	4,000,000	4,000	400	(11,014)	(6,614)

Additional paid-in capital in exchange for facilities provided by related party	-	-	600	-	600

Net loss	-	-	-	(13,049)	(13,049)

Balance, March 31, 2007 (Unaudited)	4,000,000	$4,000	$1,000	$(24,063)	$(19,063)

See accompanying notes to unaudited financial statements.

BLS MEDIA, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

		For the Period
	For the Three	of Inception
	Months	(October 31,
	Ended	2006) to
	March 31, 2007	March 31, 2007

Cash flows from operating activities
Net loss	$(13,049)	$(24,063)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Additional paid-in capital in exchange for facilities provided by related party	600	1,000
Depreciation	18	18
Changes in operating assets and liabilities
Increase in accounts payable and accrued expenses	4,842	15,456

Net cash used in operating activities	(7,589)	(7,589)

Cash flows from investing activities
Purchase of property and equipment	(2,107)	(2,107)

Net cash used by investing activities	(2,107)	(2,107)

Cash flows from financing activities
Proceeds from issuance of stockholder loan	-	22,000
Proceeds from issuance of common stock	-	4,000

Net cash provided by financing activities	-	26,000

Net increase (decrease) in cash	(9,696)	16,304

Cash, beginning of period	26,000	-

Cash, end of period	$16,304	$16,304

Supplemental disclosure of cash flow information
Income taxes paid	$-	$-

Interest paid	$-	$-

See accompanying notes to unaudited financial statements.

BLS MEDIA, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

BLS Media, Inc. (the Company) is currently a development stage company under the provisions of Statement of Financial Accounting Standards (SFAS) No. 7 and was incorporated under the laws of the State of Nevada on October 31, 2006. Since inception, the Company has produced minimal revenues and will continue to report as a development stage company until significant revenues are produced.

The Company is a full service video production and media relations company that specializes in providing customized video production services, public relations services and copy editing services to businesses.

Video Production Services. The Company offers full video production services from concept to finished program including:

•
Corporate Video Services. The Company specializes in designing video for internal corporate communications. Their unique approach of creating and maximizing the ease, use, and impact of the video for the busy professional.

•
Performance Arts Video Services. For artists, the Company specializes in creating mini-documentaries for broadcast as well as use for promotional, funding, and booking uses. The mini-documentary format gives artists a chance to tell their story in an exciting new way.

Public Relations Services. The Company provides public relations services under the trade name “Positively PR” and includes:

•	creating specific and strategic media plans according to client needs and adhering to a strict and detailed timeline;
•	identifying and focus on client’s target market;
•	identifying media outlets integral to obtaining positive public relations and,
•	developing media kits, among other services.

Copy Editing and Proofreading Services. The Company provides copy editing and proofreading services under the trade name “Get it Write!”. They offer their copy editing and proofreading services to fine-tune their clients’ written materials.

BLS MEDIA, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported periods. Actual results could materially differ from those estimates.

Cash and Cash Equivalents

For purposes of the balance sheet and statement of cash flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents.

Fair Value of Financial Instruments

Pursuant to SFAS No. 107, “Disclosures About Fair Value of Financial Instruments”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet. The carrying value of cash, accounts payable and accrued expenses approximate their fair value due to the short period to maturity of these instruments.

Property and Equipment

Property and equipment, if any, are stated at cost. Depreciation of property and equipment is provided using the straight-line method over the estimated useful lives of the assets. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are changed to expense as incurred.

Revenue Recognition

Revenue is recognized from sales of its services when (a) persuasive evidence of a sale with a customer exists, (b) services are rendered, (c) fee is fixed or determinable, and (d) collection of the fee is reasonably assured.

BLS MEDIA, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Provision for Income Taxes

The Company accounts for income taxes under SFAS 109, “Accounting for Income Taxes”. Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

Comprehensive Income

The Company applies Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (SFAS 130). SFAS 130 establishes standards for the reporting and display of comprehensive income or loss, requiring its components to be reported in a financial statement that is displayed with the same prominence as other financial statements. From inception (October 31, 2006) through March 31, 2007, the Company had no other components of comprehensive loss other than net loss as reported on the statements of operations.

Basic and Diluted Income (Loss) Per Share

In accordance with SFAS No. 128, “Earnings Per Share”, basic income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted income (loss) per common share is computed similar to basic income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of March 31, 2007, the Company did not have any equity or debt instruments outstanding that could be converted into common stock.

BLS MEDIA, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

SFAS No. 153 - In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion 29” (SFAS 153). SFAS 153 requires that exchanges of nonmonetary assets be measured based on the fair values of the assets exchanged, and eliminates the exception to this principle under APB Opinion 29 for exchanges of similar productive assets. The Company adopted the new standard in the first interim period beginning after June 15, 2005. The impact of the adoption of SFAS 153 is not material to the Company’s overall results of operations or financial position.

FASB Interpretation No. 47 - In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47). This Interpretation clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations”, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Thus, the timing and (or) method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred, generally upon acquisition, construction, or development and (or) through the normal operation of the asset. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. Statement 143 acknowledges that in some cases, sufficient information may not be available to reasonably estimate the fair value of an asset retirement obligation. This Interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Retrospective application for interim financial information is permitted but is not required. The Company adopted the new standard for the year ended December 31, 2006. The impact of the adoption of FIN 47 is not material to the Company’s overall results of operations or financial position.

BLS MEDIA, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

SFAS No. 154 - In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”. This Statement replaces APB Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”, and changes the requirements for the accounting for and reporting of a change in accounting principle. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions in SFAS 154 are effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company adopted the new standard for the year ended December 31, 2006. The impact of the adoption of SFAS 154 is not material to the Company’s overall results of operations or financial position.

SFAS No. 155 - In February 2006, FASB issued Statement 155, “Accounting for Certain Hybrid Financial Instruments”. This Statement amends FASB Statement 133, “Accounting for Derivative Instruments and Hedging Activities”, and FASB Statement 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. Statement 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends Statement 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company’s first fiscal year that begins after September 15, 2006. The Company believes that the adoption of this standard will not a have a material impact on its financial statements.

BLS MEDIA, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

SFAS No. 156 - In March 2006, the FASB issued Statement 156, “Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140”. This Statement amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations, and also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. This statement is effective at the beginning of its first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year. The effective date of this Statement is the date an entity adopts the requirements of this Statement. The Company believes that the adoption of this standard will not a have a material impact on its financial statements.

FASB Interpretation No. 48 - In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), which supplements SFAS No. 109, “Accounting for Income Taxes”, by defining the confidence level that a tax position must meet in order to be recognized in the financial statements. The Interpretation requires that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained based solely on its technical merits as of the reporting date. The more-likely-than-not threshold represents a positive assertion by management that a company is entitled to the economic benefits of a tax position. If a tax position is not considered more-likely-than-not to be sustained based solely on its technical merits, no benefits of the position are to be recognized. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the potential effect of FIN 48 on its financial statements.

BLS MEDIA, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

SFAS No. 157 - In September 2006, the FASB issued Statement 157, “Fair Value Measurements”. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company is currently assessing the potential effect of SFAS 157 on its financials statements.

SFAS No. 158 - In September 2006, the FASB issued Statement No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. The Company believes that the adoption of this standard will not a have a material impact on its financial statements.

BLS MEDIA, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)

2.	GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred a net operating loss of $(24,063) from inception (October 31, 2006) through March 31, 2007.

The Company is subject to those risks associated with development stage companies. The Company has sustained losses since inception and additional debt and equity financing will be required by the Company to fund its development activities and to support operations. However, there is no assurance that the Company will be able to obtain additional financing. Furthermore, there is no assurance that rapid technological changes, changing customer needs and evolving industry standards will enable the Company to introduce new products and services on a continual and timely basis so that profitable operations can be attained.

3.	ACCRUED EXPENSES

Accrued Wages and Compensated Absences

The Company currently does not have any employees. The majority of development costs and services have been provided to the Company by the founders and outside, third-party vendors. As such, there is no accrual for wages or compensated absences as of March 31, 2007.

4.	LOAN FROM STOCKHOLDER

The Company has an outstanding note payable with a stockholder in the amount of $22,000. Per the terms of the note, this loan is due in one lump-sum payment on December 28, 2007, together with interest that accrues at the rate of 8% per annum. The loan funds are to be used for working capital purposes.

5.	COMMON STOCK

On November 1, 2006, the Company issued 4,000,000 shares of its common stock to its officers for cash of $4,000 which was considered a reasonable estimate of fair value.

BLS MEDIA, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)

6.	PROVISION FOR INCOME TAXES

Deferred income taxes are reported using the liability method. Deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

As of March 31, 2007, the Company had federal net operating loss carryforwards of approximately ($24,000), which can be used to offset future federal income tax. The federal and state net operating loss carryforwards expire at various dates through 2027. Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured.

Item 2. Plan of Operation

This following information specifies certain forward-looking statements of management of the company. Forward-looking statements are statements that estimate the happening of future events and are not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology, such as “may”, “shall”, “could”, “expect”, “estimate”, “anticipate”, “predict”, “probable”, “possible”, “should”, “continue”, or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. We cannot guaranty that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

Critical Accounting Policy and Estimates. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources.

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the period from October 31, 2006 (inception) to December 31, 2006, together with notes thereto as previously filed with our Registration Statement on Form SB-2. In addition, these accounting policies are described at relevant sections in this discussion and analysis and in the notes to the unaudited financial statements included in our Quarterly Report on Form 10-QSB for the period ended March 31, 2007.

We are a full service video production and media relations company that specializes in providing customized video production services, public relations services and copy editing services to businesses. We believe that, based on our management’s experience, that we will be able to understand our clients’ needs and tailor video production services, public relations services and copy editing services to satisfy our clients’ business requirements. We intend to market our services in the Las Vegas area by means of personal contacts of our management as well as targeting businesses that visit Las Vegas for various industry conventions. As Las Vegas hosts several large conventions throughout the year, we believe those conventions provide a large population of potential clients who need that services that we offer.

Liquidity and Capital Resources. We had cash of $16,304 as of March 31, 2007, which equals our total current assets as of that date. Our total assets of $18,393 as of March 31, 2007, included our current assets of $16,304, and property and equipment of $2,089, net of $18 accumulated depreciation.

Our current liabilities were $37,456 as of March 31, 2007, which was represented by accounts payable of $15,456 and a loan of $22,000 from Gary Prager, our officer, principal shareholder and one of our directors. The note bears interest at 8% and is due upon demand, no later than December 28, 2007. Mr. Prager advanced those funds to us for working capital. We had no other liabilities and no long term commitments or contingencies as of March 31, 2007.

In November 2006, we sold 2,000,000 shares of our common stock to Brittany Prager and 2,000,000 shares of our common stock to Gary Prager, who were our founders and were our officers and directors at inception. These shares were issued in exchange for cash of $4,000.

We filed a Registration Statement on Form SB-2 to sell 4,000,000 shares of our common stock at a purchase price of $0.10 per share in a direct public offering. The Registration Statement on Form SB-2 became effective in March 2007, and we are currently attempting to sell the shares that we registered. We hope to sell a significant portion of those shares so that we will have sufficient capital to fund our operations.

During 2007, we expect to incur significant accounting costs associated with the audit and interim reviews of our financial statements. We expect that the legal and accounting costs of becoming a public company will continue to impact our liquidity and we may need to obtain funds to pay those expenses. Other than the anticipated increases in legal and accounting costs due to the reporting requirements of becoming a reporting company, we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity.

For the three months ended March 31, 2007.

Results of Operations.

Revenues. We had net revenues of $403 for the three months ended March 31, 2007 from our copy editing services. We hope to generate greater revenues as operations continue and we fully implement our business plan.

Operating Expenses. For the three months ended March 31, 2007, our total operating expenses were $13,012. Our total operating expenses is attributed to professional fees, which is attributed to the increased legal expenses and accounting expenses related to the audit of our financial statements and in preparing our Registration Statement on Form SB-2. We expect that we will continue to incur significant legal and accounting expenses related to being a public company. For the three months ended March 31, 2007, we had legal and professional expenses of $11,574, and other general and administrative expenses of $1,438. We incurred legal and profession expenses in preparing our Registration Statement on Form SB-2 which was filed in March 2007.

Net Income or Loss. For the three months ended March 31, 2007, our net operating loss was $12,609; our net loss was $13,049 after our interest expense of $440 and a provision for income taxes of $0. We expect to continue to incur net losses for the foreseeable future and until we generate significant revenues.

Our Plan of Operation for the Next Twelve Months. To effectuate our business plan during the next twelve months, we must raise at least $100,000 in our offering and begin to market and promote our services. If we are able to raise sufficient funds, we intend to purchase computer equipment and conduct market research and begin marketing our services to potential clients. We intend to pursue accounts by researching and contacting small to medium size companies that participate in the Las Vegas conventions. We are developing sales and marketing materials including brochures describing the services that we provide so that we can provide a professional appearance to potential clients.

During the next three to six months, our primary objective is to raise sufficient funds and begin to obtain clients so that we generate revenues to support our operations. During the next six to twelve months, we hope to expand our operations and service several accounts. We believe that the size of our operations may vary depending on the amount of funds raised, since we believe that the size of our operations will increase because we will be able to increase our marketing activities. If we do not raise adequate funds, we may not be able to market our services. We need to raise at least $100,000 to pay for the costs of our offering and fund our proposed business activities. We believe that we will need to raise $400,000 to fully implement our business plan. However, we may need to spend more funds on marketing and promotion than we have initially estimated. Our failure to market and promote our services will hinder our ability to increase the size of our operations and generate additional revenues. If we are not able to generate additional revenues that cover our estimated operating costs, our business may ultimately fail.

We have cash and cash equivalents of $16,304 as of March 31, 2007. In the opinion of management, available funds will not satisfy our working capital requirements to operate at our current level of activity for the next twelve months. Those funds do not include any of the funds that we hope to raise in our offering pursuant to our effective Registration Statement on Form SB-2. We will not be able to implement our business plan in the manner we envision unless we raise sufficient funds. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. In order to expand our operations, we do not currently anticipate that we will need to raise additional capital in addition to the funds that we are attempting to raise in our offering. If we do not raise at least $100,000 from this offering, then we may not be able to pay for the expenses of this offering, fund our operations, conduct marketing activities and expand our operations. In the event that we experience a shortfall in our capital, we hope that our officers, director and principal shareholders will contribute funds to pay for our expenses to achieve our objectives over the next twelve months. We cannot guaranty that additional funding will be available on favorable terms, if at all.

We are not currently conducting any research and development activities. We do not anticipate conducting such activities in the near future. In the event that we expand our customer base, then we may need to hire additional employees or independent contractors as well as purchase or lease additional equipment. Our management believes that we do not require the services of independent contractors to operate at our current level of activity. However, if our level of operations increases beyond the level that our current staff can provide, then we may need to supplement our staff in this manner.

Because we have limited operations and assets, we may be considered a shell company as defined in Rule 12b-2 of the Securities Exchange Act of 1934. Accordingly, we have checked the box on the cover page of this report that specifies we are a shell company.

Off-Balance Sheet Arrangements. We have no off-balance sheet arrangements.

The following risk factors should be considered carefully in evaluating our business before purchasing any of our shares of common stock.

Risks related to our business:

We may not be able to further implement our business strategy unless sufficient funds are raised in our offering pursuant to our Registration Statement on Form SB-2. If we do not raise at least $100,000 we may have to cease operations, which could cause investors to lose their investment in us.

In order to fund our operations, we believe that we need minimum proceeds of approximately $100,000 from our offering pursuant to our Registration Statement on Form SB-2. We believe that $100,000 will be sufficient to pay for the expenses of being a public company and conduct our proposed business activities. Moreover, we hope to raise $400,000, which would allow us to implement our business plan to the full extent that we envision. We may not realize sufficient proceeds to complete further business development costs, or to provide adequate cash flow for planned business activities. Our inability to raise sufficient funds may significantly hinder our ability to continue operations. If we fail to raise sufficient funds in our offering, investors may lose their entire cash investment.

We have a limited operating history upon which an evaluation of our prospects can be made.

We were incorporated in October 2006. Our lack of operating history makes an evaluation of our business and prospects very difficult. Our prospects must be considered speculative, considering the risks, expenses, and difficulties frequently encountered in the establishment of a new business. We cannot be certain that our business will be successful or that we will generate significant revenues.

Because we are a development stage company, we have limited revenues to sustain our operations.

We are a development stage company that is currently developing our business. To date, we have only generated very limited revenues. The success of our business operations will depend upon our ability to obtain clients and provides quality services to those clients. We are not able to predict whether we will be able to develop our business and generate significant revenues. If we are not able to complete the successful development of our business plan, generate significant revenues and attain sustainable operations, then our business will fail.

Our auditors have expressed substantial doubt regarding our ability to continue operations as a “going concern.” Investors may lose all of their investment if we are unable to continue operations and generate revenues, or if we do not raise sufficient funds in our offering pursuant to our Registration Statement on Form SB-2.

We have recently generated minimal revenues from our operations. In the absence of significant sales and profits, we will seek to raise additional funds to meet our working capital needs principally through the additional sales of our securities. However, we cannot guaranty that we will be able to obtain sufficient additional funds when needed, such as the funds we are attempting to raise in our offering pursuant to our Registration Statement on Form SB-2, or that such funds, if available, will be obtainable on terms satisfactory to us. If we do not raise sufficient funds in that offering, we may not be able to continue in business. As a result, our auditors believe that substantial doubt exists about our ability to continue operations.

Item 3. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of March 31, 2007, the date of this report, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were effective.

(b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and principal financial officer.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

31. Rule 13a-14(a)/15d-14(a) Certifications.

32. Section 1350 Certifications.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLS Media, Inc., a Nevada corporation

Date: May 11, 2007	By:	/s/ Brittany Prager
Its:		Principal Executive Officer,
President and a Director

Date: May 11, 2007	By:	/s/ Gary Prager
Its:		Principal Accounting Officer,
Chief Financial Officer