Form 10QSB
period 2007-06-30
BLS Media, Inc.
filed 2007-08-14
CIK 1392121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______to______.

Commission File Number: 000-52512

BLS Media, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	20-5874196
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.  As of August 13, 2007, there were 4,515,500 shares of the issuer's $.001 par value common stock issued and outstanding.

Transitional Small Business Disclosure format (check one): ☐Yes   ☒No

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
BLS MEDIA, INC.
(A Development Stage Company)
BALANCE SHEET
JUNE 30, 2007
(UNAUDITED)

ASSETS
Current assets
Cash	$42,126

Total current assets	42,126

Property and equipment, net of $123 accumulated depreciation	1,984

Total assets	$44,110
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$25,123
Loan from stockholder	22,000

Total current liabilities	47,123

Stockholders’ deficit
Common stock, $.001 par value; 100,000,000 shares authorized,
4,315,500 shares issued and outstanding	4,316
Additional paid-in capital	32,834
Deficit accumulated during the development stage	(40,163)

Total stockholders’ deficit	(3,013)

Total liabilities and stockholders’ deficit	$44,110

See accompanying notes to financial statements.

BLS MEDIA, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(UNAUDITED)

			From the Period
	For the	For the	of Inception
	Three Months	Six Months	(October 31,
	Ended	Ended	2006) to
	June 30, 2007	June 30, 2007	June 30, 2007

Net revenue	$-	$403	$403

Operating expenses
Legal and professional	14,602	26,176	36,771
Other general and administrative	1,058	2,496	2,896

Total operating expenses	15,660	28,672	39,667

Net operating loss	(15,660)	(28,269)	(39,264)

Interest expense	(440)	(880)	(899)

Loss before income taxes	(16,100)	(29,149)	(40,163)

Provision for income taxes	-	-	-

Net loss	$(16,100)	$(29,149)	$(40,163)

Net loss per common share – basic and diluted	$(0.00)	$(0.01)	$(0.01)

Weighted average of common shares – basic and diluted	$4,003,467	$4,021,743	$4,001,304

See accompanying notes to financial statements.

BLS MEDIA, INC.
(A Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM INCEPTION (OCTOBER 31, 2006)
THROUGH JUNE 30, 2007

				Deficit
				Accumulated
	Common Stock		Additional	During	Total
	Number of Shares	Amount	Paid-In Capital	Development Stage	Stockholders’ Equity (Deficit)

Balance, October 31, 2006	-	$-	$-	$-	$-

Issuance of common stock, November 1, 2006	4,000,000	4,000	-	-	4,000

Additional paid-in capital in exchange for facilities
provided by related party	-	-	400	-	400

Net loss	-	-	-	(11,014)	(11,014)

Balance, December 31, 2006 (Audited)	4,000,000	4,000	400	(11,014)	(6,614)

Issuance of common stock for cash, June 30, 2007	315,500	316	31,234	-	31,550

Additional paid-in capital in exchange for facilities
provided by related party	-	-	1,200	-	1,200

Net loss	-	-	-	(29,149)	(29,149)

Balance, June 30, 2007 (Unaudited)	4,315,500	$4,316	$32,834	$(40,163)	$(3,013)

See accompanying notes to financial statements.

BLS MEDIA, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

		From the Period
	For the	of Inception
	Six Months	(October 31,
	Ended	2006) to
	June 30, 2007	June 30, 2007

Cash flows from operating activities
Net loss	$(29,149)	$(40,163)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Additional paid-in capital in exchange for facilities provided by related party	1,200	1,600
Depreciation	123	123
Changes in operating assets and liabilities
Increase in accounts payable and accrued expenses	14,509	25,123

Net cash used in operating activities	(13,317)	(13,317)

Cash flows from investing activities
Purchase of fixed assets	(2,107)	(2,107)

Net cash used by investing activities	(2,107)	(2,107)

Cash flows from financing activities
Proceeds from issuance of stockholder loan	-	22,000
Proceeds from issuance of common stock	31,550	35,550

Net cash provided by financing activities	31,550	57,550

Net increase (decrease) in cash	16,126	42,126

Cash, beginning of period	26,000	-

Cash, end of period	$42,126	$42,126

Supplemental disclosure of cash flow information
Income taxes paid	$-	$-

Interest paid	$-	$-

See accompanying notes to financial statements.

BLS MEDIA, INC.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2007

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

BLS MEDIA, INC.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2007

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basis of Presentation

The unaudited condensed financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B.  They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to financial statements included in the report on Form SB-2 of BLS Media, Inc. for the year ended December 31, 2006. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for any other interim period or the entire year. For further information, these condensed unaudited financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2006 included in the Company’s report on Form SB-2.

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

BLS MEDIA, INC.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2007

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments

Pursuant to SFAS No. 107, “Disclosures About Fair Value of Financial Instruments”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet.  The carrying value of cash, accounts payable and accrued expenses approximate their fair value due to the short period to maturity of these instruments.

Property and Equipment

Property and equipment are stated at cost.  Depreciation of property and equipment is provided using the straight-line method over the estimated useful lives of the assets.  Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized.  Expenditures for maintenance and repairs are changed to expense as incurred.

Revenue Recognition

Revenue is recognized from sales of its services when (a) persuasive evidence of a sale with a customer exists, (b) services are rendered, (c) fee is fixed or determinable, and (d) collection of the fee is reasonably assured.

Income Taxes

The Company accounts for income taxes under SFAS 109, “Accounting for Income Taxes”.  Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  The components of the deferred tax assets and liabilities are classified as current and non-current based on their characteristics.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

BLS MEDIA, INC.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2007

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Comprehensive Income

The Company applies Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (SFAS 130).  SFAS 130 establishes standards for the reporting and display of comprehensive income or loss, requiring its components to be reported in a financial statement that is displayed with the same prominence as other financial statements.  From inception (October 31, 2006) through June 30, 2007, the Company had no other components of comprehensive loss other than net loss as reported on the statement of operations.

Basic and Diluted Income (Loss) Per Share

In accordance with SFAS No. 128, “Earnings Per Share”, basic income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding.  Diluted income (loss) per common share is computed similar to basic income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  As of June 30, 2007, the Company did not have any equity or debt instruments outstanding that could be converted into common stock.

BLS MEDIA, INC.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2007

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

FASB Interpretation No. 48– In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), which supplements SFAS No. 109, “Accounting for Income Taxes”, by defining the confidence level that a tax position must meet in order to be recognized in the financial statements.  The Interpretation requires that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained based solely on its technical merits as of the reporting date.  The more-likely-than-not threshold represents a positive assertion by management that a company is entitled to the economic benefits of a tax position.  If a tax position is not considered more-likely-than-not to be sustained based solely on its technical merits, no benefits of the position are to be recognized.  This Interpretation is effective for fiscal years beginning after December 15, 2006.  The Company is currently assessing the potential effect of FIN 48 on its financial statements.

SFAS No. 157– In September 2006, the FASB issued Statement 157, “Fair Value Measurements”.  This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements.  This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute.  Accordingly, this Statement does not require any new fair value measurements.  However, for some entities, the application of this Statement will change current practice.  This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year.  The Company is currently assessing the potential effect of SFAS 157 on its financials statements.

BLS MEDIA, INC.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2007

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

SFAS No. 158– In September 2006, the FASB issued Statement No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)”.  This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions.  An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006.  An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007.  The Company believes that the adoption of this standard will not a have a material impact on its financial statements.

SFAS No. 159– In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” – including an amendment of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, which applies to all entities with available-for-sale and trading securities.  This Statement permits entities to choose to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, “Fair Value Measurements”.  The Company plans to adopt SFAS No. 159 effective January 1, 2008.  The Company is in the process of determining the effect, if any, that the adoption of SFAS No. 159 will have on the Company’s financial statements.

BLS MEDIA, INC.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2007

2.	GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred a net operating loss of $(40,163) from inception (October 31, 2006) through June 30, 2007.

The Company is subject to those risks associated with development stage companies.  The Company has sustained losses since inception and additional debt and equity financing will be required by the Company to fund its development activities and to support operations.  However, there is no assurance that the Company will be able to obtain additional financing.  Furthermore, there is no assurance that rapid technological changes, changing customer needs and evolving industry standards will enable the Company to introduce new products on a continual and timely basis so that profitable operations can be attained.

3.	ACCRUED EXPENSES

Accrued Wages and Compensated Absences

The Company currently does not have any employees.  The majority of development costs and services have been provided to the Company by the founders and outside, third-party vendors.  As such, there is no accrual for wages or compensated absences as of June 30, 2007.

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

On June 30, 2007, the Company issued 315,500 shares of its common stock to unrelated investors for cash of $31,550 pursuant to the Company’s Registration Statement on Form SB-2.

BLS MEDIA, INC.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2007

6.	PROVISION FOR INCOME TAXES

The Company is not currently subject to federal or state tax since it has incurred losses since its inception and the State of Nevada does not have an income tax.

As of June 30, 2007, the Company had federal net operating loss carryforwards of approximately $40,000, which can be used to offset future federal income tax.  The federal and state net operating loss carryforwards expire at various dates through 2027.  Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured.

Federal net operating (@ 15%)	$6,000

6,000
Less: valuation allowance	(6,000)

$-

7.	SUBSEQUENT EVENT

On July 23, 2007, the Company issued 200,000 shares of its common stock to unrelated investors for cash of $20,000 pursuant to the Company’s Registration Statement on Form SB-2.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the period from October 31, 2006 (inception) to December 31, 2006, together with notes thereto as previously filed with our Registration Statement on Form SB-2.  In addition, these accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Quarterly Report on Form 10-QSB for the period ended June 30, 2007.

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

Liquidity and Capital Resources. We had cash of $42,126 as of June 30, 2007, which equals our total current assets as of that date. Our total assets of $44,110 as of June 30, 2007, included our current assets of $42,126, and property and equipment of $1,984, net of $123 accumulated depreciation.

Our current liabilities were $47,123 as of June 30, 2007, which was represented by accounts payable of $25,123 and a loan of $22,000 from Gary Prager, our officer, principal shareholder and one of our directors.  The note bears interest at 8% and is due upon demand, no later than December 28, 2007.  Mr. Prager advanced those funds to us for working capital.  We had no other liabilities and no long term commitments or contingencies as of June 30, 2007.

In November 2006, we sold 2,000,000 shares of our common stock to Brittany Prager and 2,000,000 shares of our common stock to Gary Prager, who were our founders and were our officers and directors at inception. These shares were issued in exchange for cash of $4,000.

We filed a Registration Statement on Form SB-2 to sell 4,000,000 shares of our common stock at a purchase price of $0.10 per share in a direct public offering. The Registration Statement on Form SB-2 became effective in March 2007. On June 30, 2007, we issued 315,500 shares of our common stock to unrelated investors for cash of $31,550 pursuant to our Registration Statement on Form SB-2. On July 23, 2007, we issued 200,000 shares of our common stock to unrelated investors for cash of $20,000 pursuant to our Registration Statement on Form SB-2. We intend to use those proceeds for working capital as well as to begin marketing our services.

During 2007, we expect that the legal and accounting costs of becoming a public company will continue to impact our liquidity and we may need to obtain funds to pay those expenses. Other than the anticipated increases in legal and accounting costs due to the reporting requirements of becoming a reporting company, we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity.

Results of Operations.

For the three months ended June 30, 2007.

Revenues. We had no revenues for the three months ended June 30, 2007.  We hope to generate revenues as we continue operations and implement our business plan.

Operating Expenses. For the three months ended June 30, 2007, our total operating expenses were $15,660. Our total operating expenses is attributed to professional fees, which is attributed to the increased legal expenses and accounting expenses related to becoming a public company. We expect that we will continue to incur significant legal and accounting expenses related to being a public company. For the three months ended June 30, 2007, we had legal and professional expenses of $14,602, and other general and administrative expenses of $1,058.

Net Income or Loss.  For the three months ended June 30, 2007, our net operating loss was $15,660 and our net loss was $15,660 after our interest expense of $440 and a provision for income taxes of $0.  We expect to continue to incur net losses for the foreseeable future and until we generate significant revenues.

For the six months ended June 30, 2007.

Revenues. We had revenues of $403 for the six months ended June 30, 2007.  We hope to generate revenues as we continue operations and implement our business plan.

Operating Expenses. For the six months ended June 30, 2007, our total operating expenses were $28,672. Our total operating expenses is attributed to professional fees, which is attributed to the increased legal expenses and accounting expenses related to becoming a public company. We expect that we will continue to incur significant legal and accounting expenses related to being a public company. For the six months ended June 30, 2007, we had legal and professional expenses of $26,176, and other general and administrative expenses of $2,496.

Net Income or Loss.  For the six months ended June 30, 2007, our net operating loss was $28,269 and our net loss was $29,149 after our interest expense of $880 and a provision for income taxes of $0.  We expect to continue to incur net losses for the foreseeable future and until we generate significant revenues.

Our Plan of Operation for the Next Twelve Months.  To effectuate our business plan during the next twelve months, we have raised $51,550 pursuant to our Registration Statement on Form SB-2. We intend to use some of those proceeds to begin to market and promote our services as well as conduct market research. We intend to pursue accounts by researching and contacting small to medium size companies that participate in the Las Vegas conventions. We are developing sales and marketing materials including brochures describing the services that we provide so that we can provide a professional appearance to potential clients.

During the next three to six months, our primary objective is to begin obtaining clients so that we generate revenues to support our operations. During the next six to twelve months, we hope to expand our operations and service several accounts. We believe that the size of our operations may vary depending on the amount of funds raised, since we believe that the size of our operations will increase because we will be able to increase our marketing activities. If we do not raise adequate funds, we may not be able to market our services.  We will need to raise additional capital to fund all of our proposed business activities and fully implement our business plans. We may need to spend more funds on marketing and promotion than we have initially estimated. Our failure to market and promote our services will hinder our ability to increase the size of our operations and generate additional revenues. If we are not able to generate additional revenues that cover our estimated operating costs, our business may ultimately fail.

We have cash and cash equivalents of $42,126 as of June 30, 2007. In the opinion of management, available funds will not satisfy our working capital requirements to operate at our current level of activity for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. In order to implement our business plan in the manner we envision, we will need to raise additional capital in addition to the funds that we recently raised.  We cannot guaranty that we will be able to raise additional funds. Moreover, in the event that we can raise additional funds, we cannot guaranty that additional funding will be available on favorable terms. In the event that we experience a shortfall in our capital, we hope that our officers, directors and principal shareholders will contribute funds to pay for our expenses to achieve our objectives over the next twelve months.

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

Item 3. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of June 30, 2007, the date of this report, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were effective.

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

BLS Media, Inc., a Nevada corporation

Date: August 13, 2007	By:	/s/ Brittany Prager
Brittany Prager
Principal Executive Officer,
President, Secretary, and a Director

Date: August 13, 2007	By:	/s/ Gary Prager
Gary Prager
Principal Accounting Officer,
Chief Financial Officer