Form 10QSB
period 2007-09-30
BLS Media, Inc.
filed 2007-11-02
CIK 1392121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934For the transition period from__________to_________.

Commission File Number: 000-52512

BLS Media, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	20-5874196
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
☒Yes  ☐No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.  As of November 2, 2007, there were 4,515,500 shares of the issuer's $.001 par value common stock issued and outstanding.

Transitional Small Business Disclosure format (check one): ☐Yes   ☒No

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

BLS MEDIA, INC.
(A Development Stage Company)
BALANCE SHEET
SEPTEMBER 30, 2007
(UNAUDITED)

ASSETS

Current assets
Cash	$44,668
Prepaid expenses	7,917

Total current assets	52,585

Property and equipment, net of $228 accumulated depreciation	1,879

Total assets	$54,464

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$31,723
Loan from stockholder	22,000

Total current liabilities	53,723

Stockholders’ equity
Common stock, $.001 par value; 100,000,000 shares authorized,
4,515,500 shares issued and outstanding	4,516
Additional paid-in capital	53,234
Deficit accumulated during the development stage	(57,009)

Total stockholders’ equity	741

Total liabilities and stockholders’ equity	$54,464

See accompanying notes to financial statements.

BLS MEDIA, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(UNAUDITED)

			For the Period
			From Inception
	For the Three	For the Nine	(October 31,
	Months Ended	Months Ended	2006) through
	September 30,	September 30,	September 30,
	2007	2007	2007

Net revenue	$-	$403	$403

Operating expenses
Legal and professional	15,470	41,646	52,241
Other general and administrative	936	3,432	3,832

Total operating expenses	16,406	45,078	56,073

Net operating loss	(16,406)	(44,675)	(55,670)

Interest expense	(440)	(1,320)	(1,339)

Loss before income taxes	(16,846)	(45,995)	(57,009)

Provision for income taxes	-	-	-

Net loss	$(16,846)	$(45,995)	$(57,009)

Net loss per common share – basic and diluted	$(0.01)	$(0.01)	$(0.02)

Weighted average of common shares – basic and diluted	$4,465,500	$4,186,064	$4,128,607

See accompanying notes to financial statements.

BLS MEDIA, INC.
(A Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM INCEPTION (OCTOBER 31, 2006)
THROUGH SEPTEMBER 30, 2007

				Deficit
				Accumulated
	Common Stock		Additional	During	Total
	Number of Shares	Amount	Paid-In Capital	Development Stage	Stockholders’ Equity (Deficit)

Balance, October 31, 2006	-	$-	$-	$-	$-

Issuance of common stock, November 1, 2006	4,000,000	4,000	-	-	4,000

Additional paid-in capital in exchange for facilities
provided by related party	-	-	400	-	400

Net loss	-	-	-	(11,014)	(11,014)

Balance, December 31, 2006 (Audited)	4,000,000	4,000	400	(11,014)	(6,614)

Issuance of common stock for cash, June 30, 2007	315,500	316	31,234	-	31,550

Issuance of common stock for cash, July 23, 2007	200,000	200	19,800	-	20,000

Additional paid-in capital in exchange for facilities
provided by related party	-	-	1,800	-	1,800

Net loss	-	-	-	(45,995)	(45,995)

Balance, September 30, 2007 (Unaudited)	4,515,500	$4,516	$53,234	$(57,009)	$741

See accompanying notes to financial statements.

BLS MEDIA, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended September 30,	For the Period From Inception (October 31, 2006) Through September 30,
	2007	2007

Cash flows from operating activities
Net loss	$(45,995)	$(57,009)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Additional paid-in capital in exchange for facilities provided by related party	1,800	2,200
Depreciation	228	228
Changes in operating assets and liabilities
(Increase) in prepaid expenses	(7,917)	(7,917)
Increase in accounts payable and accrued expenses	21,109	31,723

Net cash used in operating activities	(30,775)	(30,775)

Cash flows from investing activities
Purchase of fixed assets	(2,107)	(2,107)

Net cash used by investing activities	(2,107)	(2,107)

Cash flows from financing activities
Proceeds from issuance of stockholder loan	-	22,000
Proceeds from issuance of common stock	51,550	55,550

Net cash provided by financing activities	51,550	77,550

Net increase (decrease) in cash	18,668	44,668

Cash, beginning of period	26,000	-

Cash, end of period	$44,668	$44,668

Supplemental disclosure of cash flow information

Income taxes paid	$-	$-

Interest paid	$-	$-

See accompanying notes to financial statements.

BLS MEDIA, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
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

Video Production Services.  The Company offers full video production services from concept to finished program including:

•
Corporate Video Services.  The Company specializes in designing video for internal corporate communications.  Their unique approach is creating and maximizing the ease, use, and impact of the video for the busy professional.

•
Performance Arts Video Services.  For artists, the Company specializes in creating mini-documentaries for broadcast as well as use for promotional, funding, and booking uses.  The mini-documentary format gives artists a chance to tell their story in an exciting new way.

Public Relations Services.  The Company provides public relations services under the trade name “Positively PR” and includes:

•	creating specific and strategic media plans according to client needs and adhering to a strict and detailed timeline;
•	identifying and focus on client’s target market;
•	identifying media outlets integral to obtaining positive public relations; and,
•	developing media kits, among other services.

Copy Editing and Proofreading Services.  The Company provides copy editing and proofreading services under the trade name “Get it Write!”  They offer their copy editing and proofreading services to fine-tune their clients’ written materials.

BLS MEDIA, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basis of Presentation

The unaudited financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B.  They do not include all information and notes required by generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to financial statements included in the audited financial statements on Form SB-2 of BLS Media, Inc. for the year ended December 31, 2006.  In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for any other interim period or the entire year.  For further information, these unaudited financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2006 included in the Company’s Form SB-2.

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

BLS MEDIA, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
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

Revenue Recognition

Revenue is to be recognized from sales of its services when (a) persuasive evidence of a sale with a customer exists, (b) services are rendered, (c) fee is fixed or determinable, and (d) collection of the fee is reasonably assured.

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

BLS MEDIA, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Comprehensive Income

The Company applies Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (SFAS 130).  SFAS 130 establishes standards for the reporting and display of comprehensive income or loss, requiring its components to be reported in a financial statement that is displayed with the same prominence as other financial statements.  From inception (October 31, 2006) through September 30, 2007, the Company had no other components of comprehensive loss other than net loss as reported on the statements of operations.

Basic and Diluted Income (Loss) Per Share

In accordance with SFAS No. 128, “Earnings Per Share”, basic income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding.  Diluted income (loss) per common share is computed similar to basic income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  As of September 30, 2007, the Company did not have any equity or debt instruments outstanding that could be converted into common stock.

Recent Accounting Pronouncements

SFAS No. 157– In September 2006, the FASB issued Statement 157, “Fair Value Measurements”.  This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements.  This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute.  Accordingly, this Statement does not require any new fair value measurements.  However, for some entities, the application of this Statement will change current practice.  This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year.  The Company is currently assessing the potential effect of SFAS 157 on its financial statements.

BLS MEDIA, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

SFAS No. 158– In September 2006, the FASB issued Statement No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)”.  This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization.  This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions.  An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006.  An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007.  The Company believes that the adoption of this standard will not have a material impact on its financial statements.

2.	GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred a net operating loss of $(57,009) from inception (October 31, 2006) through September 30, 2007.

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

BLS MEDIA, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

3.	ACCRUED EXPENSES

Accrued Wages and Compensated Absences

The Company currently does not have any employees.  The majority of development costs and services have been provided to the Company by the founders and outside, third-party vendors.  As such, there is no accrual for wages or compensated absences as of September 30, 2007.

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

The Company is not currently subject to federal tax since it has incurred losses since its inception.

As of September 30, 2007, the Company had federal net operating loss carryforwards of approximately $57,000, which can be used to offset future income taxes.  The federal net operating loss carryforwards expire at various dates through 2027.  Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured.

BLS MEDIA, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

6.	PROVISION FOR INCOME TAXES (Continued)

As of September 30, 2007, the Company had the following deferred tax assets related to net operating losses.  A 100% valuation allowance has been established; as management believes it is more likely than not that the deferred tax assets will not be realized:

Federal net operating loss (@ 34%)	$19,380

Less: valuation allowance (@ 34%)	(19,380)

Net deferred tax asset	$-

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

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the period from October 31, 2006 (inception) to December 31, 2006, together with notes thereto as previously filed with our Registration Statement on Form SB-2.  In addition, these accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Quarterly Report on Form 10-QSB for the period ended September 30, 2007.

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

Liquidity and Capital Resources. We had cash of $44,668 as of September 30, 2007, which equals our total current assets as of that date. Our total assets of $54,464 as of September 30, 2007, included our current assets of $52,585, and property and equipment of $1,879, net of $228 accumulated depreciation.

Our current liabilities were $53,723 as of September 30, 2007, which was represented by accounts payable of $31,723 and a loan of $22,000 from Gary Prager, our officer, principal shareholder and one of our directors.  The note bears interest at 8% and is due upon demand, no later than December 28, 2007.  Mr. Prager advanced those funds to us for working capital.  We had no other liabilities and no long term commitments or contingencies as of September 30, 2007.

In November 2006, we sold 2,000,000 shares of our common stock to Brittany Prager and 2,000,000 shares of our common stock to Gary Prager, who were our founders and were our officers and directors at inception. These shares were issued in exchange for cash of $4,000.

We filed a Registration Statement on Form SB-2 to sell 4,000,000 shares of our common stock at a purchase price of $0.10 per share in a direct public offering. The Registration Statement on Form SB-2 became effective in March 2007. On June 30, 2007, we issued 315,500 shares of our common stock to unrelated investors for cash of $31,550 pursuant to our Registration Statement on Form SB-2. On July 23, 2007, we issued 200,000 shares of our common stock to unrelated investors for cash of $20,000 pursuant to our Registration Statement on Form SB-2. We have begun to use those proceeds for working capital. We intend to use some of those proceeds to begin marketing our services.

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

Results of Operations.

For the three months ended September 30, 2007.

Revenues. We had no revenues for the three months ended September 30, 2007.  We hope to generate revenues as continue operations and implement our business plan.

Operating Expenses. For the three months ended September 30, 2007, our total operating expenses were $16,406, which was comprised of legal and professional expenses of $15,470, and other general and administrative expenses of $936. We expect that we will continue to incur significant legal and accounting expenses related to being a public company.

Net Income or Loss.  For the three months ended September 30, 2007, our net operating loss was $16,406 and our net loss was $16,846 after our interest expense of $440 and a provision for income taxes of $0.  We expect to continue to incur net losses for the foreseeable future and until we generate significant revenues.

For the nine months ended September 30, 2007.

Revenues. We had revenues of $403 for the nine months ended September 30, 2007.  We hope to generate revenues as continue operations and implement our business plan.

Operating Expenses. For the nine months ended September 30, 2007, our total operating expenses were $45,078, which was comprised of legal and professional expenses of $41,646, and other general and administrative expenses of $3,432. We expect that we will continue to incur significant legal and accounting expenses related to being a public company.

Net Income or Loss.  For the nine months ended September 30, 2007, our net operating loss was $44,675 and our net loss was $45,995 after our interest expense of $1,320 and a provision for income taxes of $0.  We expect to continue to incur net losses for the foreseeable future and until we generate significant revenues.

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

During the next three to six months, our primary objective is to begin obtaining clients so that we generate revenues to support our operations. During the next six to twelve months, we hope to expand our operations and service several accounts. We will need to raise additional capital to fund all of our proposed business activities and fully implement our business plan.

Over the last three months, our ability to market our services has been significantly hindered due to the pregnancy of Brittany Prager, which has reduced the amount of time that Ms. Prager is contributing to our operations. We cannot guaranty that Ms. Prager will be able to contribute sufficient time to support our operations. Therefore, we may need to hire someone to conduct marketing activities for us if Ms. Prager is unable to devote sufficient time to conduct those marketing activities. Our failure to market and promote our services will hinder our ability to increase the size of our operations and generate additional revenues. If we are not able to generate additional revenues that cover our estimated operating costs, our business may ultimately fail.

We have cash and cash equivalents of $44,668 as of September 30, 2007. In the opinion of management, available funds will not satisfy our working capital requirements to operate at our current level of activity for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. In order to implement our business plan in the manner we envision, we will need to raise additional capital in addition to the funds that we recently raised.  We cannot guaranty that we will be able to raise additional funds. Moreover, in the event that we can raise additional funds, we cannot guaranty that additional funding will be available on favorable terms. In the event that we experience a shortfall in our capital, we hope that our officers, directors and principal shareholders will contribute funds to pay for our expenses to achieve our objectives over the next twelve months.

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

Item 3. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of September 30, 2007, the date of this report, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were effective.

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

BLS Media, Inc., a Nevada corporation

Date: November 2, 2007	By:	/s/ Brittany Prager
Brittany Prager
	Its:	Principal Executive Officer,
President and a Director

Date: November 2, 2007	By:	/s/ Gary Prager
Gary Prager
	Its:	Principal Accounting Officer,
Chief Financial Officer