Form 10KSB
period 2007-12-31
BLS Media, Inc.
filed 2008-03-28
CIK 1392121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934  For the fiscal year ended December 31, 2007.

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from         to

Commission File Number: 000-52512

BLS Media, Inc.
 (Exact name of registrant as specified in its charter)

Nevada	20-5874196
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1683 Duarte Drive, Henderson, Nevada	89014
(Address of principal executive offices)	(Zip Code)

(702) 450-2163
(Registrant's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Act:
Title of each class registered:	Name of each exchange on which registered:
None	None

Securities registered under Section 12(g) of the Act:
Common Stock, Par Value $.001 (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X ]Yes [  ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

State issuer's revenues for its most recent fiscal year. $403.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) As of March 21, 2008, approximately $128,875.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of March 21, 2007, there were 4,515,500 shares of the issuer's $.001 par value common stock issued and outstanding.

Documents incorporated by reference. There are no annual reports to security holders, proxy information statements, or any prospectus filed pursuant to Rule 424 of the Securities Act of 1933 incorporated herein by reference.

Transitional Small Business Disclosure format (check one):  [  ] Yes        [ x ]  No

FORWARD-LOOKING STATEMENTS

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections about our business and industry, and our beliefs and assumptions. Words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “will” and variations of these words and similar expressions identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, many of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include, but are not limited to, those described in Item 1 “Risk Factors” and elsewhere in this report. Forward-looking statements that were believed to be true at the time made may ultimately prove to be incorrect or false. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

PART I

Item 1. Description of Business.

Description of Business

Our Background. We were incorporated in Nevada on October 31, 2006, as BLS Media, Inc.

Our Business. We are a full service video production and media relations company that specializes in providing customized video production services, public relations services and copy editing services to businesses.  We believe that, based on our management’s experience, that we will be able to understand our clients’ needs and tailor video production services, public relations services and copy editing services to satisfy our clients’ business requirements. We intend to market our services in the Las Vegas area by means of personal contacts of our management as well as targeting businesses that visit Las Vegas for various industry conventions. As Las Vegas hosts several large conventions throughout the year, we believe those conventions provide a large population of potential clients who need that services that we offer.

Video Production Services. We offer full video production services from concept to finished program. We consult with the client to define the client’s goals and objectives, plan an approach, and produce video segments that fit the client’s audience needs. We combine marketing strategy with visual creativity to produce high quality film or video productions. We offer video production services including:

•
Corporate Video Services. For corporate marketing, we specialize in designing video for internal corporate communications. Our unique approach of creating at maximizing the ease, use, and impact of the video for the busy professional.

•
Performance Arts Video Services. For artists, we specialize in creating mini-documentaries for broadcast as well as use for promotional, funding, and booking uses. The mini-documentary format gives artists a chance to tell their story in an exciting new way.

We offer the following pre-production, production, and post-production services to meet the clients’ specific needs:

•
Pre-production. During this stage, we become well acquainted with the clients’ specific goals before the taping begins.  We will walk through the concept creation, writing, casting, researching, and any other preparation items the client will need for the actual production stage.

•	Production. During the actual production, we will provide professional filming or videotaping services in order to prepare for the last stage.
•	Post-production. During this stage, we will include graphics, animations, audio mixing, and editing to bring the clients’ project to perfection.

Since producing is not a “one size fits all” process, we will provide an experienced producer to supervise your project through all three steps.  We also maintain a diverse pool of professionals from which to draw when needs for writers, actors, editors, directors, producers, talent consultants, and others, arise.

Public Relations Services. We intend to provide our public relations services under the trade name “Positively PR”. We believe positive public relations can have a major impact on a client’s business or organization.  We will help our clients to build name recognition, and, in doing so, create a precise, first-rate image of your company. Our public relations services offer media/client services including:

•	create specific and strategic media plans according to client needs and adhering to a strict and detailed timeline;
•	identify and focus on client’s target market;
•	identify media outlets integral to obtaining positive public relations
•	develop media kits;
•	create a newsletter if desired;
•	create and disseminate of press releases to the appropriate media outlets;
•	coordinate media interviews;
•	prepare key individuals in client’s company for press interviews;
•	create and organize special events;
•	research and pitch editorial opportunities and guest columns;
•	create sponsorship opportunities if desired; and
•	coordinate community involvement.

We believe the key to public relations is to obtain the right kind of publicity in order to enhance your other marketing and advertising efforts.  When a favorable story emerges via print or visual media, the client’s audience will see that the client’s company is reliable, trustworthy, and worthwhile.  Furthermore, utilizing copies of the positive media can serve as very influential marketing tools.  Including this positive publicity in all of the client’s materials will immensely boost the client’s credibility and give the client’s business or organization a positive public perception.

Copy Editing and Proofreading Services. We intend to provide our copy editing and proofreading services under the trade name “Get it Write!”. We offer our copy editing and proofreading services to fine-tune our clients’ written materials. Our copy editing and proofreading services include:

•	basic proofreading and copy-editing;
•	proofreading and copy-editing with needed rewrites; and
•	extensive rewriting.

Our experienced staff treats each individual piece of writing with care and attention to detail. We provide our clients with useful feedback in a timely manner.

Our Target Markets and Marketing Strategy.  We believe that our primary target market will consist of small and medium sized businesses that wish to outsource their video production services, public relations services and copy editing services to third parties. In addition to small and medium sized businesses, we believe another potential target market will be providing our services to large companies that participate in Las Vegas conventions. We intend promote our services by means of relationship-building with potential clients, trade magazine articles and advertisements, reputation and word of mouth. We also intend to attend industry events to build relationships with potential clients for our services. Our marketing initiatives will include:

•	research small to medium size businesses that are located near our current accounts in California;
•	develop and print sales and marketing materials including brochures and cards; and
•	initiate direct contact with those potential customers.

Growth Strategy. Our objective is to become one of the dominant providers of video production and media relations services in the Las Vegas area.  Our strategy is to provide clients with exceptional personal service and high quality production services. Key elements of our strategy include:

•	increase our relationships with businesses;
•	increase our relationships with third party providers of digital products and services;
•	continue and expand our website;
•	provide additional services for businesses and consumers;
•	pursue relationships with joint venture candidates. We will attempt to establish joint ventures with companies that will support our business development; and
•	expand operations into California.

Our Website. Our website is located at www.blsmedia.com. Our current website displays contact information and provides a general description of the services that we provide as well as our production capabilities.  We anticipate that our website will be developed to allow potential customers to acquaint themselves with our portfolio of prior productions.

Our Competition. The video production and media relations industry in the United States is highly competitive. We compete with a substantial number of advertising agencies, general production companies, and public relations firms. We also have competition from small fragmented video production and public relations firms that operate in the same geographic areas as we do. The major competitive factors in our business are the quality of customer service, the quality of finished products and price. Our ability to compete effectively in providing customer service and quality finished products is primarily dependent on the level of sophistication and creativity of our products, the availability of equipment and the ability to perform the services with speed and accuracy. We believe we will be able to compete effectively in all of these areas.

Many of our competitors have greater financial resources than we have, enabling them to finance acquisition and development opportunities, to pay higher prices for the same opportunities or to develop and support their own operations. In addition, many of these companies can offer bundled, value-added or additional services not provided by us, and may have greater name recognition.  These companies might be willing to sacrifice profitability to capture a greater portion of the market for similar products and services, or pay higher prices than we would for the same expansion and development opportunities.  Consequently, we may encounter significant competition in our efforts to achieve our internal growth objectives. We cannot guaranty that we will be able to compete effectively in this industry.

Our Intellectual Property.   We do not presently own any copyrights, patents, trademarks, licenses, concessions or royalties. We intend to protect various words, names, symbols, and devices that are used with goods produced by us through the use of trademarks, and our services through the use of service marks. We may file trademark applications for “Positively PR” and “Get It Write!” with the US Patent and Trademark Office to protect those service marks. In the event that we file those applications, we cannot guaranty we will receive such trade or service mark protection.

We own the Internet domain name www.blsmedia.com. Under current domain name registration practices, no one else can obtain an identical domain name, but someone might obtain a similar name, or the identical name with a different suffix, such as “.org”, or with a country designation. The regulation of domain names in the United States and in foreign countries is subject to change, and we could be unable to prevent third parties from acquiring domain names that infringe or otherwise decrease the value of our domain names.

Our success may depend in part upon our ability to preserve our trade secrets, obtain and maintain patent protection for our technologies, products and processes, and operate without infringing the proprietary rights of other parties. However, we may rely on certain proprietary technologies, trade secrets, and know-how that are not patentable. Although we may take action to protect our unpatented trade secrets and our proprietary information, in part, by the use of confidentiality agreements with our employees, consultants and certain of our contractors, we cannot guaranty that:

•	these agreements will not be breached;

•	we would have adequate remedies for any breach; or
•	our proprietary trade secrets and know-how will not otherwise become known or be independently developed or discovered by competitors.

We cannot guaranty that our actions will be sufficient to prevent imitation or duplication of either our services or business methods by others or prevent others from claiming violations of their intellectual property rights.

Government Regulation. We are subject to federal, state and local laws and regulations generally applied to businesses, such as payroll taxes on the state and federal levels. We believe that we are in conformity with all applicable laws in all relevant jurisdictions. We do not believe that we have not been affected by any of the rules and regulations specified in this section.

Research and Development.  We are not currently conducting any research and development activities. We do not anticipate conducting such activities in the near future.

Employees.  As of March 21, 2008, we have no employees other than our officers. We anticipate that we will not hire any employees in the next six months, unless we generate significant revenues. From time-to-time, we anticipate that we will use the services of independent contractors and consultants for the various services that we provide, if our existing staffing levels are not adequate to furnish such services.  We will determine when and whether to add to our staff or supplement it by means of independent contractors in the event that we obtain additional contracts for services.  We anticipate that we would engage independent contractors on a flat fee basis.

Facilities. Our executive, administrative and operating offices are located at 1683 Duarte Drive, Henderson, Nevada, 89014. Brittany Prager, our president, secretary and one of our directors, provides approximately 200 square feet of office space to us at no charge. Our financial statements reflect, as occupancy costs, the fair market value of that space, which is approximately $200 per month. That amount has been included in the financial statements as additional capital contribution by Ms. Prager. We do not have a written lease or sublease agreement with Ms. Prager. We believe that our facilities are adequate for our needs and that additional suitable space will be available on acceptable terms as required. We do not own any real estate.

Risk Factors.

Investing in our common stock involves a high degree of risk. Any potential investor should carefully consider the risks and uncertainties described below before purchasing any shares of our common stock. The risks described below are those we currently believe may materially affect us.

Risks Related to our Business:

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

We need to raise additional capital to market our products and services. Our failure to raise additional capital will significantly affect our ability to fund our proposed marketing activities.

We are currently not engaged in any sophisticated marketing program to market our services because we lack sufficient capital and revenues to justify the expenditure. We need to raise additional capital to spend more funds on marketing and promotion. We do not know if we will be able to acquire additional financing at commercially reasonable rates. Our failure to obtain additional funds would significantly limit or eliminate our ability to fund our sales and marketing activities.

We have incurred a net loss since inception and expect to incur net losses for the foreseeable future.

As of December 31, 2007, our net loss since inception was $80,040. We expect to incur significant operating and capital expenditures and, as a result, we expect significant net losses in the future. We will need to generate significant revenues to achieve and maintain profitability. We may not be able to generate sufficient revenues to achieve profitable operations.

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

We may not be able to compete effectively with other providers that have more resources and experience than we have.

Our industry is significantly competitive. We have competitors that provide some or all of the services we provide and who are larger and have more resources than we do. Many of our competitors have significantly greater financial, human and marketing resources than we have. As a result, such competitors may be able to respond more quickly to new trends and changes in customer demands. Such competitors may also be able to devote greater resources to the development, promotion, sale, and support of their services than we do. If we do not compete effectively with current and future competitors, we may be unable to secure new and renewed client contracts, or we may be required to reduce our rates in order to complete effectively. This could result in a reduction in our revenues, resulting in lower earnings or operating losses.

Our officers and directors are engaged in other activities that could conflict with our interests. Therefore, our officers and directors may not devote sufficient time to our affairs, which may affect our ability to conduct marketing activities and generate revenues.

The individuals serving as our officers and directors have existing responsibilities and may have additional responsibilities to provide management and services to other entities. As a result, conflicts of interest between us and the other activities of those entities may occur from time to time, in that our officers and directors shall have conflicts of interest in allocating time, services, and functions between the other business ventures in which he may be or become involved and our affairs.

As a service oriented business, we depend on the efforts and abilities of our management to continue operations.

Our management is our only employees with experience relevant to business. Outside demands on our management’s time may prevent them from devoting sufficient time to our operations. In addition, the demands on their time will increase because of our status as a public company.   The interruption of the services of our management could significantly hinder our operations, profits and future development, if suitable replacements are not promptly obtained.  We do not currently have any executive compensation agreements.  We cannot guaranty that our management will remain with us.

Our auditors have expressed substantial doubt regarding our ability to continue operations as a “going concern.” Investors may lose all of their investment if we are unable to continue operations and generate revenues, or if we do not raise sufficient funds in this offering.

We have recently generated minimal revenues from our operations.  In the absence of significant sales and profits, we will seek to raise additional funds to meet our working capital needs principally through the additional sales of our securities.  However, we cannot guaranty that we will be able to obtain sufficient additional funds when needed, such as the funds we are attempting to raise in this offering, or that such funds, if available, will be obtainable on terms satisfactory to us.  If we do not raise sufficient funds in this offering, we may not be able to continue in business.  As a result, our auditors believe that substantial doubt exists about our ability to continue operations.

The costs to meet our reporting requirements as a public company subject to the Exchange Act of ’34 will be substantial and may result in us having insufficient funds to operate our business.

We will incur ongoing expenses associated with professional fees for accounting and legal expenses associated with being a public company. We estimate that these costs will range up to $50,000 per year for the next few years. Those fees will be higher if our business volume and activity increases.  Those obligations will reduce and possibly eliminate our ability and resources to fund our operations and may prevent us from meeting our normal business obligations.

Risks Related to Owning Our Common Stock

Our officers, directors and principal shareholders own approximately 88% of our outstanding shares of common stock, allowing these shareholders control matters requiring approval of our shareholders.

Our officers, directors and principal shareholders beneficially own, in the aggregate, approximately 88% of our outstanding shares of common stock.  Such concentrated control of the company may adversely affect the price of our common stock.  Our officers, directors and principal shareholders can control matters requiring approval by our security holders, including the election of directors.

We lack a public market for shares of our common stock, which may make it difficult for investors to sell their shares.

There is no public market for shares of our common stock. We cannot guaranty that an active public market will develop or be sustained. Therefore, investors may not be able to find purchasers for their shares of our common stock. Should there develop a significant market for our shares, the market price for those shares may be significantly affected by such factors as our financial results and introduction of new products and services.

Our common stock may be subject to penny stock regulations which may make it difficult for investors to sell their stock.

The Securities and Exchange Commission has adopted rules that regulate broker-dealer practices in connection with transactions in “penny stocks”.  Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system).  The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the Commission, which specifies information about penny stocks and the nature and significance of risks of the penny stock market.  The broker-dealer also must provide the customer with bid and offer quotations for the penny stock, the compensation of the broker-dealer and salesperson in the transaction, and monthly account statements indicating the market value of each penny stock held in the customer's account.  In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction.  These disclosure requirements may have the effect of reducing the trading activity in the secondary market for a stock that becomes subject to the penny stock rules.  If our common stock becomes subject to the penny stock rules, holders of our shares may have difficulty selling those shares.

Item 2. Description of Property.

Property held by us. As of December 31, 2007 and 2006, we held no real property and do not presently own any interests in real estate.

Our Facilities. Our executive, administrative and operating offices are located at 1683 Duarte Drive, Henderson, Nevada, 89014. Brittany Prager, our president, secretary and one of our directors, provides approximately 200 square feet of office space to us at no charge. Our financial statements reflect, as occupancy costs, the fair market value of that space, which is approximately $200 per month. That amount has been included in the financial statements as additional capital contribution by Ms. Prager. We do not have a written lease or sublease agreement with Ms. Prager. Ms. Prager does not expect to be paid or reimbursed for providing office facilities.  We believe that our facilities are adequate for our needs and that additional suitable space will be available on acceptable terms as required. We do not own any real estate.

Item 3. Legal Proceedings.

There are no legal actions pending against us nor are any legal actions contemplated by us at this time.

Item 4. Submission of Matters to Vote of Security Holders.

Not applicable.

PART II

Item 5. Market Price for Common Equity and Related Stockholder Matters.

Market Information.  In September 2007, our common stock became eligible for quotation on the Over-the-Counter Bulletin Board under the symbol “BLSM”. As of March 21, 2008, no shares of our common stock have traded.

Reports to Security Holders. We are a reporting company with the Securities and Exchange Commission, or SEC.  The public may read and copy any materials filed with the Securities and Exchange Commission at the Security and Exchange Commission’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may also obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330.  The Securities and Exchange Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Securities and Exchange Commission. The address of that site is http://www.sec.gov.

As of March 21, 2008, there were 39 record holders of our common stock.

There are 40,000 outstanding shares of our common stock which can be sold pursuant to Rule 144. There are no outstanding options or warrants to purchase, or securities convertible into, shares of our common stock. We have not agreed to register for sale any shares of common stock held any of our shareholders.

There have been no cash dividends declared on our common stock.  Dividends are declared at the sole discretion of our Board of Directors.

No Equity Compensation Plan. We do not have any securities authorized for issuance under any equity compensation plan.  We also do not have an equity compensation plan and do not plan to implement such a plan.

Recent Sales of Unregistered Securities. There have been no sales of unregistered securities within the last three (3) years which would be required to be disclosed pursuant to Item 701 of Regulation S-B, except for the following:

In November 2006, we issued 2,000,000 shares of our common stock to Brittany Prager and 2,000,000 shares of our common stock to Gary Prager, who were our founders and our officers and directors at inception.  These shares were issued in exchange for cash of $4,000, or $.001 per share. The shares were issued in a transaction which we believe satisfies the requirements of that certain exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, as amended, which exemption is specified by the provisions of Section 4(2) of that act. We believe that our founders had such knowledge and experience in financial and business matters that they were capable of evaluating the merits and risks of the prospective investment. In addition, our founders had sufficient access to material information about us because they also served as our officers and directors.

Use of Proceeds of Registered Securities. There were no sales or proceeds during the calendar year ended December 31, 2007, for the sale of registered securities, except for the following:

We filed a Registration Statement on Form SB-2 to sell 4,000,000 shares of our common stock at a purchase price of $0.10 per share in a direct public offering. The Registration Statement on Form SB-2 became effective in March 2007. On June 30, 2007, we issued 315,500 shares of our common stock to unrelated investors for cash of $31,550 pursuant to our Registration Statement on Form SB-2. On July 23, 2007, we issued 200,000 shares of our common stock to unrelated investors for cash of $20,000 pursuant to our Registration Statement on Form SB-2. We are using those proceeds for working capital.

Penny Stock Regulation.  Trading of our securities will be in the over-the-counter markets which are commonly referred to as the “pink sheets” or on the OTC Bulletin Board. As a result, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the price of the securities offered.

Shares of our common stock will probably be subject to rules adopted the Securities and Exchange Commission that regulate broker-dealer practices in connection with transactions in “penny stocks”.  Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in those securities is provided by the exchange or system).  The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the Securities and Exchange Commission, which contains the following:

•	a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;
•
a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to violation to such duties or other requirements of securities’ laws;

•	a brief, clear, narrative description of a dealer market, including "bid" and "ask” prices for penny stocks and the significance of the spread between the "bid" and "ask" price;
•	a toll-free telephone number for inquiries on disciplinary actions;
•	definitions of significant terms in the disclosure document or in the conduct of trading in penny stocks; and
•	such other information and is in such form (including language, type, size and format), as the Securities and Exchange Commission shall require by rule or regulation.

Prior to effecting any transaction in penny stock, the broker-dealer also must provide the customer the following:

•	the bid and offer quotations for the penny stock;
•	the compensation of the broker-dealer and its salesperson in the transaction;
•	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and
•	monthly account statements showing the market value of each penny stock held in the customer’s account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement.  These disclosure requirements may have the effect of reducing the trading activity in the secondary market for a stock that becomes subject to the penny stock rules.  Holders of shares of our common stock may have difficulty selling those shares because our common stock will probably be subject to the penny stock rules.

Purchases of Equity Securities. None during the period covered by this report.

Item 6. Management’s Discussion and Analysis of Financial Condition or Plan of Operation.

Critical Accounting Policies and Estimates. Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources.

For the year ended December 31, 2007 compared to the period from October 31, 2006 (inception) to December 31, 2006.

Revenues. We had revenues of $403 for the year ended December 31, 2007, as compared to no revenues for the period from October 31, 2006 (inception) to December 31, 2006.  We hope to generate revenues as continue operations and implement our business plan.

Operating Expenses. For the year ended December 31, 2007, our total operating expenses was $67,669, as compared to total operating expenses of $10,995 for the period from October 31, 2006 (inception) to December 31, 2006. Our total operating expenses is attributed to professional fees of $63,361, which is attributed to the increased legal expenses and accounting expenses related to becoming a public company, and general and administrative expenses of $4,308. We expect that we will continue to incur significant legal and accounting expenses related to being a public company.

Net Loss.  For the year ended December 31, 2007, our net operating loss was $67,266 and our net loss was $69,026 after our interest expense of $1,760 and a provision for income taxes of $0. This is in comparison to our operating net loss of $10,995 and our net loss of $11,014 after our interest expense of $19 and a provision for income taxes of $0. We expect to continue to incur net losses for the foreseeable future and until we generate significant revenues.

Liquidity and Capital Resources. We had cash of $38,253 and prepaid expenses of $5,417 as of December 31, 2007, which equals our total current assets of $43,670 as of that date. Our total assets of $45,444 as of December 31, 2007, included our current assets of $43,670, and property and equipment of $1,774, net of $334 accumulated depreciation.

Our current liabilities were $67,134 as of December 31, 2007, which was represented by accounts payable of $45,134 and a loan of $22,000 from Gary Prager, our officer, principal shareholder and one of our directors.  The note bears interest at 8% and is due upon demand, no later than December 28, 2007.  The loan agreement was amended to extend the due date of the loan to December 28, 2008. Mr. Prager advanced those funds to us for working capital.  We had no other liabilities and no long term commitments or contingencies as of December 31, 2007.

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

During 2008, we expect that the legal and accounting costs of becoming a public company will continue to impact our liquidity and we may need to obtain funds to pay those expenses. Other than the anticipated increases in legal and accounting costs due to the reporting requirements of becoming a reporting company, we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity.

Our Plan of Operation for the Next Twelve Months.  During 2007, we raised $51,550 pursuant to our Registration Statement on Form SB-2. We have used some of those proceeds for working capital. We had hoped to use some of the proceeds to begin marketing and promoting our services as well as conducting market research but we have been unable to conduct marketing activities.  Over the last six months of 2007, our ability to market our services has been significantly hindered due to the pregnancy of Brittany Prager, our president, secretary and a director. We may need to hire a sales and marketing representative and, therefore, we may need to spend more funds on marketing and promotion than we have initially estimated. Our failure to market and promote our services will hinder our ability to increase the size of our operations and generate revenues. If we are not able to generate revenues that cover our estimated operating costs, our business may ultimately fail.

During the next three to six months, our primary objective is to begin obtaining clients so that we generate revenues to support our operations. During the next six to twelve months, we hope to expand our operations and service several accounts. We will need to raise additional capital to fund all of our proposed business activities and fully implement our business plan.

To effectuate our business plan during the next twelve months, we intend to pursue accounts by researching and contacting small to medium size companies that participate in the Las Vegas conventions. We are developing sales and marketing materials including brochures describing the services that we provide so that we can provide a professional appearance to potential clients.

We have cash of $38,253 as of December 31, 2007. In the opinion of management, available funds will not satisfy our working capital requirements to operate at our current level of activity for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. In order to implement our business plan in the manner we envision, we will need to raise additional capital in addition to the funds that we recently raised.  We cannot guaranty that we will be able to raise additional funds. Moreover, in the event that we can raise additional funds, we cannot guaranty that additional funding will be available on favorable terms. In the event that we experience a shortfall in our capital, we hope that our officers, directors and principal shareholders will contribute funds to pay for our expenses to achieve our objectives over the next twelve months.

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

Item 7. Financial Statements

BLS MEDIA, INC.
(A Development Stage Company)

REPORT AND FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2007
AND FOR THE PERIODS FROM INCEPTION (OCTOBER 31, 2006)
THROUGH DECEMBER 31, 2006 AND 2007

The financial statements required by Item 7 are presented in the following order:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
BLS Media, Inc.
Henderson, Nevada

We have audited the accompanying balance sheets of BLS Media, Inc. (a development stage company) as of December 31, 2007 and 2006, and the related statements of operations, stockholders’ deficit, and cash flows for the year ended December 31, 2007 and for the periods from inception (October 31, 2006) through December 31, 2006 and 2007. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BLS Media, Inc. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the year ended December 31, 2007 and for the periods from inception (October 31, 2006) through December 31, 2006 and 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As more fully described in Note 2, the Company has incurred recurring operating losses and has an accumulated deficit.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2.  The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ Mendoza Berger & Company LLP
Mendoza Berger & Company LLP Irvine, California February 1, 2008

BLS MEDIA, INC.
(A Development Stage Company)
BALANCE SHEETS
DECEMBER 31, 2007 AND 2006

ASSETS
	2007	2006
Current assets
Cash	$38,253	$26,000
Prepaid expenses	5,417	-

Total current assets	43,670	26,000

Property and equipment, net of $334 accumulated
depreciation	1,774	-

Total assets	$45,444	$26,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$45,134	$10,614
Loan from stockholder	22,000	22,000

Total current liabilities	67,134	32,614

Stockholders’ deficit
Common stock, $.001 par value; 100,000,000 shares authorized, 4,515,500
and 4,000,000 shares issued and outstanding, respectively	4,516	4,000
Additional paid-in capital	53,834	400
Deficit accumulated during the development stage	(80,040)	(11,014)

Total stockholders’ deficit	(21,690)	(6,614)

Total liabilities and stockholders’deficit	$45,444	$26,000

See accompanying notes to financial statements

BLS MEDIA, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2007	For the Period from Inception (October 31, 2006) through December 31, 2006	For the Period from Inception (October 31, 2006) through December 31, 2007

Net revenue	$403	$-	$403

Operating expenses
Legal and professional	63,361	10,595	73,956
General and Administrative	4,308	400	4,708

Total operating expenses	67,669	10,995	78,664

Net operating loss	(67,266)	(10,995)	(78,261)

Interest expense	(1,760)	(19)	(1,779)

Loss before income taxes	(69,026)	(11,014)	(80,040)

Provision for income taxes	-	-	-

Net loss	$(69,026)	$(11,014)	$(80,040)

Net loss per common share – basic and diluted	$(0.02)	$-	$(0.02)

Weighted average of common shares – basic and diluted	$4,298,212	$4,000,000	$4,212,358

See accompanying notes to financial statements

BLS MEDIA, INC.
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE PERIODS FROM INCEPTION (OCTOBER 31, 2006)
THROUGH DECEMBER 31, 2006 AND 2007

				Deficit
				Accumulated	Total
	Common Stock		Additional	During	Stockholders’
	Number of Shares	Amount	Paid-In Capital	Development Stage	Equity (Deficit)

Balance, October 31, 2006	-	$-	$-	$-	$-

Issuance of common stock, November 1, 2006	4,000,000	4,000	-	-	4,000

Additional paid-in capital in exchange for facilities
provided by related party	-	-	400	-	400

Net loss	-	-	-	(11,014)	(11,014)

Balance, December 31, 2006	4,000,000	4,000	400	(11,014)	(6,614)

Issuance of common stock for cash,
June 30, 2007	315,500	316	31,234	-	31,550

Issuance of common stock for cash,
July 23, 2007	200,000	200	19,800	-	20,000

Additional paid-in capital in exchange for
facilities provided by related party	-	-	2,400	-	2,400

Net loss	-	-	-	(69,026)	(69,026)

Balance, December 31, 2007	4,515,500	$4,516	$53,834	$(80,040)	$(21,690)

See accompanying notes to financial statements

BLS MEDIA, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2007	For the Period from Inception (October 31, 2006) through December 31, 2006	For the Period from Inception (October 31, 2006) through December 31, 2007
Cash flows from operating activities
Net loss	$(69,026)	$(11,014)	$(80,040)
Adjustments to reconcile net loss to net cash used in operating activities
Additional paid-in capital in exchange for facilities provided by related party	2,400	400	2,800
Depreciation	334	-	334
Changes in operating assets and liabilities
(Increase) in prepaid expenses	(5,417)	-	(5,417)
Increase in accounts payable and accrued expenses	34,520	10,614	45,134

Net cash used in operating activities	(37,189)	-	(37,189)

Cash flows from investing activities
Purchase of property and equipment	(2,108)	-	(2,108)

Net cash used by investing activities	(2,108)	-	(2,108)

Cash flows from financing activities
Proceeds from issuance of stockholder loan	-	22,000	22,000
Proceeds from issuance of common stock	51,550	4,000	55,550

Net cash provided by financing activities	51,550	26,000	77,550

Net increase in cash	12,253	26,000	38,253

Cash, beginning of period	26,000	-	-

Cash, end of period	$38,253	$26,000	$38,253

Supplemental disclosure of cash flow information
Income taxes paid	$-	$-	$-

Interest paid	$-	$-	$-

See accompanying notes to financial statements

BLS MEDIA, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

BLS Media, Inc. (the Company) is currently a development stage company under the provisions of Statement of Financial Accounting Standards (SFAS) No. 7 “Accounting and Reporting by Development Stage Enterprises”, and was incorporated under the laws of the State of Nevada on October 31, 2006.  Since inception, the Company has produced minimal revenues and will continue to report as a development stage company until significant revenues are produced.

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

Cash Equivalents

For purposes of the balance sheet and statement of cash flows, the Company considers all highly liquid instruments purchased with maturity of three months or less to be cash equivalents.

Fair Value of Financial Instruments

Pursuant to SFAS No. 107, “Disclosures About Fair Value of Financial Instruments”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet.  The carrying value of cash, accounts payable and accrued expenses approximate their fair value due to the short period to maturity of these instruments.

BLS MEDIA, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Comprehensive Income

The Company applies Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (SFAS 130).  SFAS 130 establishes standards for the reporting and display of comprehensive income or loss, requiring its components to be reported in a financial statement that is displayed with the same prominence as other financial statements.  From inception (October 31, 2006) through December 31, 2007, the Company had no other components of comprehensive loss other than net loss as reported on the statement of operations.

BLS MEDIA, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basic and Diluted Income (Loss) Per Share

In accordance with SFAS No. 128, “Earnings Per Share”, basic income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding.  Diluted income (loss) per common share is computed similar to basic income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  As of December 31, 2007, the Company did not have any equity or debt instruments outstanding that could be converted into common stock.

Recent Accounting Pronouncements

In December 2007, the EITF of the FASB reached a consensus on Issue No. 07-1, Accounting for Collaborative Arrangements (EITF 07-1). The EITF concluded on the definition of a collaborative arrangement and that revenues and costs incurred with third parties in connection with collaborative arrangements would be presented gross or net based on the criteria in EITF 99-19 and other accounting literature. Based on the nature of the arrangement, payments to or from collaborators would be evaluated and its terms, the nature of the entity’s business, and whether those payments are within the scope of other accounting literature would be presented. Companies are also required to disclose the nature and purpose of collaborative arrangements along with the accounting policies and the classification and amounts of significant financial-statement amounts related to the arrangements. Activities in the arrangement conducted in a separate legal entity should be accounted for under other accounting literature; however required disclosure under EITF 07-1 applies to the entire collaborative agreement. This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and is to be applied retrospectively to all periods presented for all collaborative arrangements existing as of the effective date. We do not expect this will have a significant impact on our financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (SFAS No. 141(R)), which replaces SFAS No. 141, Business Combinations, requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This Statement also requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values. SFAS No. 141(R) makes various other amendments to authoritative literature intended to provide additional guidance or to confirm the guidance in that literature to that provided in this Statement.

This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We do not expect this will have a significant impact on our financial statements.

BLS MEDIA, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

In December 2007, FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (SFAS No. 160), which amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. SFAS No. 160 establishes accounting and reporting standards that require the ownership interests in subsidiaries not held by the parent to be clearly identified, labeled and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. This statement also requires the amount of consolidated net income attributable to the parent and to the non-controlling interest to be clearly identified and presented on the face of the consolidated statement of income. Changes in a parent’s ownership interest while the parent retains its controlling financial interest must be accounted for consistently, and when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary must be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any non-controlling equity investment. The Statement also requires entities to provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. This Statement applies prospectively to all entities that prepare consolidated financial statements and applies prospectively for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We do not expect this will have a significant impact on our financial statements.

In June 2007, the EITF of the FASB reached a consensus on Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (EITF 07-3). EITF 07-3 requires that non-refundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. As the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided, the deferred amounts would be recognized as an expense. This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2007 and earlier application is not permitted. This consensus is to be applied prospectively for new contracts entered into on or after the effective date. The pronouncement is not expected to have a material effect on our financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (SFAS No. 159), which is effective for fiscal years beginning after November 15, 2007. SFAS No. 159 permits the Company to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. SFAS No. 159 is effective for fiscal year 2008 but early adoption is permitted. We are currently evaluating the impact, if any, that the adoption of SFAS No. 159 will have on our financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS No. 157 is effective as of the beginning of the Company’s 2008 fiscal year. We do not expect this will have a significant impact on our financial statements.

BLS MEDIA, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

2.	GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred a net operating loss of ($80,040) from inception (October 31, 2006) through December 31, 2007. The Company is subject to those risks associated with development stage companies.  The Company has sustained losses since inception and additional debt and equity financing will be required by the Company to fund its development activities and to support operations.  However, there is no assurance that the Company will be able to obtain additional financing.  Furthermore, there is no assurance that rapid technological changes, changing customer needs and evolving industry standards will enable the Company to introduce new products on a continual and timely basis so that profitable operations can be attained.

3.	ACCRUED EXPENSES

Accrued Wages and Compensated Absences

The Company currently does not have any employees.  The majority of development costs and services have been provided to the Company by the founders and outside, third-party vendors.  As such, there is no accrual for wages or compensated absences as of December 31, 2007.

4.	LOAN FROM STOCKHOLDER

The Company has an outstanding note payable with a stockholder in the amount of $22,000.  Per the terms of the note, this loan was due in one lump-sum payment on December 28, 2007, together with interest that accrues at the rate of 8% per annum.  The loan funds are to be used for working capital purposes.  The loan agreement was amended to extend the due date of the loan to December 28, 2008.

5.	COMMON STOCK

On November 1, 2006, the Company issued 4,000,000 shares of its common stock to its officers for cash of $4,000 which was considered a reasonable estimate of fair value.

On June 30, 2007, the Company issued 315,500 shares of its common stock to unrelated investors for cash of $31,550 pursuant to the Company’s Registration Statement on Form SB-2.

BLS MEDIA, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

5.	COMMON STOCK (Continued)

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

As of December 31, 2007, the Company had federal and state net operating loss carryforwards of approximately ($80,000), which can be used to offset future federal income tax.  The federal and state net operating loss carryforwards expire at various dates through 2027.  Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured.

Following is a summary of the provision for income taxes as of December 31:

	2007	2006

Federal net operating loss (18.75% and 15% respectively)	$15,000	$1,650

Less: Valuation allowance	(15,000)	(1,650)

	$-	$-

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no changes in or disagreements with our accountants since our formation required to be disclosed pursuant to Item 304 of Regulation S-B.

Item 8A. Controls and Procedures.

Our Chief Executive Officer and our Chief Financial Officer are responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of management and our directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, our internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our Chief Executive Officer and our Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of December 31, 2007.   In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework.

Based on our assessment, our Chief Executive Officer and our Chief Financial Officer believe that, as of December 31, 2007, our internal control over financial reporting is not effective based on those criteria, due to the following:

•
lack of proper segregation of functions, duties and responsibilities with respect to our Cash and Control over the disbursements related thereto due to our very limited staff, including our accounting personnel.

In light of this conclusion and as part of the preparation of this report, we have applied compensating procedures and processes as necessary to ensure the reliability of our financial reporting.  Accordingly, management believes, based on its knowledge, that (1) this report does not contain any untrue statement of a material fact or omit to state a material face necessary to make the statements made not misleading with respect to the period covered by this report, and (2) the financial statements, and other financial information included in this report, fairly present in all material respects our financial condition, results of operations and cash flows for the years and periods then ended.

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this report.

Item 8B. Other Information.

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

Executive Officers and Directors. Each of our officers is elected by the board of directors for a term of one year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office. Our directors and principal executive officers are as specified on the following table:

Name	Age	Position
Brittany Prager	31	president, secretary and a director
Gary Prager	35	chief financial officer and a director

Brittany Prager. Ms. Prager is our president, secretary and one of our directors since our inception.  From 2005 to the present, Ms. Prager has been the Assistant Program Manager for Clark County READS, the literacy initiative of The Public Education Foundation, where she is responsible for overseeing the Reading Is Fundamental Program, serving more than 24,000 at-risk students in the Clark County School District.  She also recruits and trains adult reading volunteers for the Reading Partner Program, coordinates special events, and writes grants to fund many of Clark County READS' literacy programs. From 2003 to 2005, Ms. Prager taught Interpersonal Communication, Television Production, and Public Speaking at the University of Nevada, Las Vegas while obtaining her Master of Arts degree in Communication Studies.  She graduated Magna Cum Laude in 2005. Ms. Prager worked as Account Executive for MassMedia/Vanguard Public Relations, Marketing, and Advertising from 2002 to 2003, where she oversaw media and client relations for 13 organizations, including Colonial Bank of Nevada, Goodwill Industries of Southern Nevada, and the National Association for Industrial and Office Properties. Ms. Prager also has a background in television news.  From 1999 to 2002, she was a Television News Producer for the local Las Vegas FOX affiliate, KVVU FOX5 News.  She produced the evening and early morning newscasts and created promotional materials for the news station. Ms. Prager graduated from the University of Nevada, Las Vegas in 1999 with a Bachelor of Arts degree in Communication Studies.   Ms. Prager has not been a director of any other reporting company

Gary Prager. Mr. Prager has been our chief financial officer and one of our directors since our inception.  Mr. Prager has been an integral part of the local Las Vegas FOX affiliate, KVVU FOX5 News, since 1998, when he was originally hired as a Director to conceive their news programming.  He was promoted to Production Manager in 2002.   As Production Manager, he is currently responsible for supervising and maintaining the budget and payroll for a 20-member production crew, as well as directing three hours of daily, live, local news and entertainment programming.  He also oversees the production of client commercials, promotional materials, and various community affairs programs and special events.   From to 1995 to 1998, Mr. Prager worked as a Director for the local Las Vegas ABC affiliate, KTNV Channel 13, where he worked as a director/production supervisor. He also produced and directed commercials for Las Vegas advertisers. Mr. Prager graduated from the University of Nevada, Las Vegas in 1995 with Bachelor of Arts degree in Communication Studies. Mr. Prager is not an officer or director of any other reporting company.

Brittany Prager is the spouse of Gary Prager. There are no orders, judgments, or decrees of any governmental agency or administrator, or of any court of competent jurisdiction, revoking or suspending for cause any license, permit or other authority to engage in the securities business or in the sale of a particular security or temporarily or permanently restraining any of our officers or directors from engaging in or continuing any conduct, practice or employment in connection with the purchase or sale of securities, or convicting such person of any felony or misdemeanor involving a security, or any aspect of the securities business or of theft or of any felony. Nor are any of the officers or directors of any corporation or entity affiliated with us so enjoined.

Section 16(a) Beneficial Ownership Reporting Compliance. We believe that our officers, directors, and principal shareholders have filed all reports required to be filed on, respectively, a Form 3 (Initial Statement of Beneficial Ownership of Securities), a Form 4 (Statement of Changes of Beneficial Ownership of Securities), or a Form 5 (Annual Statement of Beneficial Ownership of Securities).

Code of Ethics. We do not currently have a Code of Ethics that applies to all employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We plan to adopt a Code of Ethics.

Nominating Committee.  The board of directors has no compensation committee. We have not adopted any procedures by which security holders may recommend nominees to our Board of Directors.

The Board will consider qualified candidates suggested by stockholders for director nominations. Stockholders can suggest qualified candidates for director nominations by writing to our Corporate Secretary, at 1683 Duarte Drive, Henderson, Nevada 89014. Submissions that are received that meet the criteria described above will be forwarded to the Board for further review and consideration. The Board will not evaluate candidates proposed by stockholders any differently than other candidates

Audit Committee. Presently, the board of directors acts as the audit committee. The board of directors does not have an audit committee financial expert. The board of directors has not yet recruited an audit committee financial expert to join the board of directors because we have only recently commenced a significant level of financial operations.

Item 10. Executive Compensation

Any compensation received by our officers, directors, and management personnel will be determined from time to time by our Board of Directors.  Our officers, directors, and management personnel will be reimbursed for any out-of-pocket expenses incurred on our behalf.

Summary Compensation Table.  The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our principal executive officer and our only other executive officer during the years ending December 31, 2007 and 2006.

Name and Principal Position	Year Ended	Salary $	Bonus $	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation $	Nonqualified Deferred Compensation Earnings $	All Other Compensation $	Total $

Brittany Prager president, secretary	2007	None	None	None	None	None	None	None	None
	2006	None	None	None	None	None	None	None	None
Gary Prager, chief financial officer	2007	None	None	None	None	None	None	None	None
	2006	None	None	None	None	None	None	None	None

Stock Options/SAR Grants. No grants of stock options or stock appreciation rights were made since our date of incorporation on October 31, 2006.

Long-Term Incentive Plans. There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers.

Employment Contracts and Termination of Employment. We do not anticipate that we will enter into any employment contracts with any of our employees. We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation or retirement).

Outstanding Equity Awards at Fiscal Year-end. As of the year ended December 31, 2007, the following named executive officer had the following unexercised options, stock that has not vested, and equity incentive plan awards:

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options # Exercisable	# Un- exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock Not Vested	Market Value of Shares or Units Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights Not Nested	Value of Unearned Shares, Units or Other Rights Not Vested

Brittany Prager president, secretary	0	0	0	0	0	0	0	0	0

Gray Prager, chief financial officer	0	0	0	0	0	0	0	0	0

Director Compensation. Our directors received the following compensation for their service as directors during the fiscal year ended December 31, 2007:

Name	Fees Earned or Paid in Cash	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation $	Non-Qualified Deferred Compensation Earnings $	All Other Compensation $	Total $

Brittany Prager	0	0	0	0	0	0	0

Gary Prager	0	0	0	0	0	0	0

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 21, 2008, by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class

Common Stock	Brittany Prager 1683 Duarte Drive Henderson, NV 89014	2,000,000 shares (1) president, secretary, director	44%

Common Stock	Gary Prager 1683 Duarte Drive Henderson, NV 89014	2,000,000 shares (1) chief financial officer, director	44%

Common Stock	All directors and named executive officers as a group	4,000,000 shares	88%
(1) Brittany Prager, our president, secretary and director, who owns 2,000,000 shares, is married to Gary Prager, our chief financial officer and director, who owns 2,000,000 shares. Therefore, each beneficially owns 4,000,000 shares of common stock, which equals approximately 88% of our issued and outstanding common stock.
Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.  In accordance with Securities and Exchange Commission rules, shares of our common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the table are deemed beneficially owned by the optionees. Subject to community property laws, where applicable, the persons or entities named in the table above have sole voting and investment power with respect to all shares of our common stock indicated as beneficially owned by them.

Changes in Control.  Our management is not aware of any arrangements which may result in “changes in control” as that term is defined by the provisions of Item 403(c) of Regulation S-B.

No Equity Compensation Plan. We do not have any securities authorized for issuance under any equity compensation plan.  We also do not have an equity compensation plan and do not plan to implement such a plan.

Item 12. Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions. In November 2006, we issued 2,000,000 shares of our common stock to Brittany Prager and 2,000,000 shares of our common stock to Gary Prager, who were our founders and were our officers and directors at inception.  These shares were issued in exchange for cash of $4,000, or $0.001 per share.

From our inception through December 2006, Brittany Prager, our president, secretary and one of our directors, provides approximately 200 square feet of office space to us at no charge. Our financial statements reflect, as occupancy costs, the fair market value of that space, which is approximately $200 per month. Total rent expense incurred to this related party amounted to $2,400 for the year ended December 31, 2007.

On December 28, 2006, we executed an unsecured promissory note in exchange for $22,000 from Gary Prager, our chief financial officer.  The note bears interest at 8% and is due upon demand, no later than December 28, 2007.  The loan agreement was amended to extend the due date of the loan to December 28, 2008.

There are no written agreements for the transactions disclosed in this section.

We believe that each report transaction and relationship is on terms that are at least as fair to us as would be expected if those transactions were negotiated with third parties.

There have been no other related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-B.

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions, including, but not limited to, the following:

•	disclose such transactions in prospectuses where required;
•	disclose in any and all filings with the Securities and Exchange Commission, where required;
•	obtain disinterested directors consent; and
•	obtain shareholder consent where required.

Director Independence.  Members of our Board of Directors are not independent as that term is defined by defined in Rule 4200(a)(15) of the Nasdaq Marketplace Rules.

Item 13. Exhibits

Exhibit #	Description
3.1	Articles of Incorporation*
3.2	Bylaws*
31	Section 302 Certifications of Chief Executive Officer and Chief Financial Officer.
32	Section 906 Certifications by Chief Executive Officer and Chief Financial Officer.
*Included in Registration Statement on Form SB-2 filed on March 8, 2007.

Item 14. Principal Accountant Fees and Services.

Audit Fees. The aggregate fees billed in the year ended December 31, 2007, for professional services rendered by the principal accountant for the audit of our annual financial statements and quarterly review of the financial statements included in our Form 10-KSB and Form SB-2 or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal year was $21,994. No such fees were billed in the year ended December 31, 2006.

Audit-Related Fees. For the year ended December 31, 2007, there were fees billed for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under “Audit Fees.” For the year ended December 31, 2007, we were billed a total of $1,688 by a separate accountant for consulting services in preparation for the annual audit and quarterly reviews of the financial statements. No such fees were billed in the fiscal year ended December 31, 2006.

Tax Fees. For the years ended December 31, 2007 and December 31, 2006, another separate accountant rendered services for tax compliance, tax advice, and tax planning work for which we paid $400 and $450, respectively.

Pre-Approval Policies and Procedures. Prior to engaging our accountants to perform a particular service, our board of directors obtains an estimate for the service to be performed. All of the services described above were approved by the board of directors in accordance with its procedures.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned in the City of Henderson, Nevada, on March 28, 2008.

BLS Media, Inc. a Nevada corporation

/s/ Brittany Prager
Brittany Prager
Principal executive officer

/s/ Gary Prager
Gary Prager
Chief financial officer
Treasurer and a director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Brittany Prager	March 28, 2008
Brittany Prager
Director

/s/ Gary Prager	March 28, 2008
Gary Prager
Director