Form 10KSB/A
period 2007-12-31
BLS Media, Inc.
filed 2008-05-06
CIK 1392121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO. 1 TO

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

We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of December 31, 2007, the date of this report, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were not effective. as described below under management's report on internal control over financial reporting.

Item 8A( T ). Controls and Procedures.

(a) Management's annual report on internal control over financial reporting.

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

(b) Changes in internal control over financial reporting.

There were no significant changes in our internal control over financial reporting during the fourth quarter of the 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned in the City of Henderson, Nevada, on May 5 , 2008.

BLS Media, Inc. a Nevada corporation

/s/ Brittany Prager
Brittany Prager
Principal executive officer

/s/ Gary Prager
Gary Prager
Chief financial officer
Treasurer and a director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Brittany Prager	May 5, 2008
Brittany Prager
Director

/s/ Gary Prager	May 5, 2008
Gary Prager
Director