Form 10-Q
period 2008-03-31
BLS Media, Inc.
filed 2008-05-14
CIK 1392121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 000-52512

BLS Media Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	20-5874196
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1683 Duarte Drive, Henderson, Nevada 89014
(Address of principal executive offices)

702-450-2163
(Issuer’s Telephone Number)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒Yes  ☐No

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒Yes  ☐No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.  As of May 14, 2008, there were 4,515,500 shares of the issuer's $.001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

BLS MEDIA, INC.
(A Development Stage Company)
BALANCE SHEETS

ASSETS
	March 31, 2008	December 31, 2007
	(Unaudited)
Current assets
Cash	$26,060	$38,253
Prepaid expenses	2,917	5,417

Total current assets	28,977	43,670

Property and equipment, net of $439 and $334 of
accumulated depreciation, respectively	1,668	1,774

Total assets	$30,645	$45,444

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued expenses	$46,973	$45,134
Loan from stockholder	22,000	22,000

Total current liabilities	68,973	67,134

Stockholders’ deficit
Common stock, $.001 par value; 100,000,000 shares authorized,
4,515,500 shares issued and outstanding	4,516	4,516
Additional paid-in capital	54,434	53,834
Deficit accumulated during the development stage	(97,278)	(80,040)

Total stockholders’ deficit	(38,328)	(21,690)

Total liabilities and stockholders’ deficit	$30,645	$45,444

See accompanying notes to financial statements

BLS MEDIA, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended March 31, 2008	For the Three Months Ended March 31, 2007	For the Period from Inception (October 31, 2006) through March 31, 2008

Net revenue	$-	$403	$403

Operating expenses
Legal and professional	15,611	11,574	89,567
General and Administrative	1,187	1,438	5,895

Total operating expenses	16,798	13,012	95,462

Net operating loss	(16,798)	(12,609)	(95,059)

Interest expense	(440)	(440)	(2,219)

Loss before income taxes	(17,238)	(13,049)	(97,278)

Provision for income taxes	-	-	-

Net loss	$(17,238)	$(13,049)	$(97,278)

Net loss per common share – basic and diluted	$-	$-	$(0.02)

Weighted average of common shares – basic and diluted	$4,515,500	$4,000,000	$4,265,819

See accompanying notes to financial statements

BLS MEDIA, INC.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS' DEFICIT
(Unaudited)

				Deficit
				Accumulated
	Common Stock		Additional	During	Total
	Number of Shares	Amount	Paid-In Capital	Development Stage	Stockholders’ (Deficit)

Balance, October 31, 2006	-	$-	$-	$-	$-

Issuance of common stock, November 1, 2006	4,000,000	4,000	-	-	4,000

Additional paid-in capital in exchange for facilities provided by related party	-	-	400	-	400

Net loss	-	-	-	(11,014)	(11,014)

Balance, December 31, 2006 (Audited)	4,000,000	4,000	400	(11,014)	(6,614)

Issuance of common stock for cash, June 30, 2007	315,500	316	31,234	-	31,550

Issuance of common stock for cash, July 23, 2007	200,000	200	19,800	-	20,000

Additional paid-in capital in exchange for facilities provided by related party	-	-	2,400	-	2,400

Net loss	-	-	-	(69,026)	(69,026)

Balance, December 31, 2007 (Audited)	4,515,500	4,516	53,834	(80,040)	(21,690)

Additional paid-in capital in exchange for facilities provided by related party	-	-	600	-	600

Net loss	-	-	-	(17,238)	(17,238)

Balance, March 31, 2008 (Unaudited)	4,515,500	$4,516	$54,434	$(97,278)	$(38,328)

See accompanying notes to financial statements

BLS MEDIA, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31, 2008	For the Three Months Ended March 31, 2007	For the Period from Inception (October 31, 2006) through March 31, 2008
Cash flows from operating activities
Net loss	$(17,238)	$(13,049)	$(97,278)
Adjustments to reconcile net loss to net cash used in operating activities
Additional paid-in capital in exchange for facilities provided by related party	600	600	3,400
Depreciation	105	18	439
Changes in operating assets and liabilities
(Increase) in prepaid expenses	2,500	-	(2,917)
Increase in accounts payable and accrued expenses	1,840	4,842	46,973

Net cash used in operating activities	(12,193)	(7,589)	(49,383)

Cash flows from investing activities
Purchase of property and equipment	-	(2,107)	(2,107)

Net cash used by investing activities	-	(2,107)	(2,107)

Cash flows from financing activities
Proceeds from issuance of stockholder loan	-	-	22,000
Proceeds from issuance of common stock	-	-	55,550

Net cash provided by financing activities	-	-	77,550

Net increase in cash	(12,193)	(9,696)	26,060

Cash, beginning of period	38,253	26,000	-

Cash, end of period	$26,060	$16,304	$26,060

Supplemental disclosure of cash flow information
Income taxes paid	$-	$-	$-

Interest paid	$-	$-	$-

See accompanying notes to financial statements

BLS MEDIA, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2008
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

Basis of Presentation

The unaudited financial statements included herein have been prepared in conformity with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission.  They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements included in the Company’s report on Form 10-KSB for the year ended December 31, 2007. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for any other interim period or the entire year. For further information, these unaudited financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2007 included in the Company’s report on Form 10-KSB.

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

BLS MEDIA, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2008
(Unaudited)

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents

For purposes of the balance sheet and statement of cash flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents

Fair Value of Financial Instruments

Pursuant to Statement of Financial Accounting Standards No. 107, “Disclosures About Fair Value of Financial Instruments”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet.  The carrying value of cash, prepaid expenses, accounts payable and accrued expenses approximate their fair value due to the short period to maturity of these instruments.

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

Provision for Income Taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS 109).  Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.

BLS MEDIA, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2008
(Unaudited)

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Provision for Income Taxes (Continued)

The components of the deferred tax assets and liabilities are classified as current and non-current based on their characteristics.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

 Comprehensive Income

The Company applies Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (SFAS 130).  SFAS 130 establishes standards for the reporting and display of comprehensive income or loss, requiring its components to be reported in a financial statement that is displayed with the same prominence as other financial statements.  From inception (October 31, 2006) through March 31, 2008, the Company had no other components of comprehensive loss other than net loss as reported on the statement of operations.

Basic and Diluted Income (Loss) Per Share

In accordance with SFAS No. 128, “Earnings Per Share”, basic income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding.  Diluted income (loss) per common share is computed similar to basic income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  As of March 31, 2008, the Company did not have any equity or debt instruments outstanding that could be converted into common stock.

BLS MEDIA, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2008
(Unaudited)

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS No. 157 was effective as of the beginning of the Company’s 2008 year. The provisions of SFAS 157 were adopted January 1, 2008. In February 2008, the FASB staff issued Staff Position No. 157-2 “Effective Date of FASB Statement No. 157” (FSP FAS 157-2). FSP FAS 157-2 delayed the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The provisions of FSP FAS 157-2 are effective for the Company’s fiscal year beginning January 1, 2009.

SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under SFAS 157 are described below:

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2	Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability;

Level 3	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

The Company had no financial assets and liabilities measured at fair value by level within the fair value hierarchy as of March 31, 2008.

BLS MEDIA, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2008
(Unaudited)

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In September 2006, the FASB issued Statement No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)”.  This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization.  This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions.  An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006.  An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007.  The Company adopted the provisions of SFAS 158 on January 1, 2008 and had no impact on the Company’s financial position, results of operations or cash flows.

In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115”, (“FAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is expected to expand the use of fair value measurement. The provisions of FAS 159 were adopted January 1, 2008. The Company did not elect the Fair Value Option for any of its financial assets or liabilities, and therefore, the adoption of FAS 159 had no impact on the Company’s financial position, results of operations or cash flows.

BLS MEDIA, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2008
(Unaudited)

2.	GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred a net operating loss of ($97,278) from inception (October 31, 2006) through March 31, 2008. The Company is subject to those risks associated with development stage companies.  The Company has sustained losses since inception and additional debt and equity financing will be required by the Company to fund its development activities and to support operations.  However, there is no assurance that the Company will be able to obtain additional financing.  Furthermore, there is no assurance that rapid technological changes, changing customer needs and evolving industry standards will enable the Company to introduce new products on a continual and timely basis so that profitable operations can be attained.

3.	ACCRUED EXPENSES

Accrued Wages and Compensated Absences

The Company currently does not have any employees.  The majority of development costs and services have been provided to the Company by the founders and outside, third-party vendors.  As such, there is no accrual for wages or compensated absences as of March 31, 2008.

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
MARCH 31, 2008
(Unaudited)

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

As of March 31, 2008, the Company had federal and state net operating loss carryforwards of approximately ($94,000), which can be used to offset future federal income tax.  The federal and state net operating loss carryforwards expire at various dates through 2028.  Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured, as noted in the following table:

Federal net operating loss (at 25%)	$22,500

Less: valuation allowance	(22,500)

$-

The Company’s valuation allowance increased by approximately $4,300 during the three months ended March 31, 2008.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the period from October 31, 2006 (inception) to December 31, 2007, together with notes thereto as previously filed with our Annual Report on Form 10-KSB.  In addition, these accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Quarterly Report on Form 10-Q for the period ended March 31, 2008.

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

Liquidity and Capital Resources.  We had cash of $26,060 and prepaid expenses of $2,917 as of March 31, 2008, which equals our total current assets of $28,977 as of that date. Our total assets of $30,645 as of March 31, 2008, included our current assets of $28,977, and property and equipment of $1,668 net of $439 accumulated depreciation.

Our current liabilities were $68,973 as of March 31, 2008, which was represented by accounts payable of $46,973 and a loan of $22,000 from Gary Prager, our officer, principal shareholder and one of our directors.  The note bears interest at 8% and is due upon demand, no later than December 28, 2007.  The loan agreement was amended to extend the due date of the loan to December 28, 2008.  Mr. Prager advanced those funds to us for working capital.  We had no other liabilities and no long term commitments or contingencies as of March 31, 2008.

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

During 2008, we expect that the legal and accounting costs of being a public company will continue to impact our liquidity and we may need to obtain funds to pay those expenses. Other than the anticipated increases in legal and accounting costs due to the reporting requirements of being a reporting company, we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity.

For the three months ended March 31, 2008 as compared to the three months ended on March 31, 2007.

Results of Operations.

Revenues. We had no revenues for the three months ended March 31, 2008, as compared to $403 in revenues generated during the three months ended March 31, 2007.  We hope to generate greater revenues as continue operations and implement our business plan.

Operating Expenses. For the three months ended March 31, 2008, our total operating expenses were $16,798, as compared to $13,012 total operating expenses for the three months ended on March 31, 2007. The increase in total operating expenses is primarily due to the increase in professional fees, which is attributed to the increased legal expenses and accounting expenses related to being a public company. We expect that we will continue to incur such expenses. For the three months ended March 31, 2008, we had legal and professional expenses of $15,611, and other general and administrative expenses of $1,187. In comparison, for the three months ended on March 31, 2007, we had legal and professional expenses of $11,574 and general and administrative expenses of $1,438.  We incurred legal and profession expenses in preparing our Registration Statement on Form SB-2 which was filed in March 2007.

Net Income or Loss.  For the three months ended March 31, 2008, our net operating loss was $17,238 after interest expense of $440.  This is in comparison to the three months ended on March 31, 2007, where our net operating loss was $13,049 after interest expense of $440.  The increase in our net loss between the two periods was due to the higher operating expenses we experienced as a result of being a public company.

Our Plan of Operation for the Next Twelve Months.   During 2007, we raised $51,550 pursuant to our Registration Statement on Form SB-2. We have used some of those proceeds for working capital. We had hoped to use some of the proceeds to begin marketing and promoting our services as well as conducting market research but we have been unable to conduct marketing activities.  Over the last twelve months, our ability to market our services has been significantly hindered due to the pregnancy of Brittany Prager, our president, secretary and a director. We may need to hire a sales and marketing representative and, therefore, we may need to spend more funds on marketing and promotion than we have initially estimated. Our failure to market and promote our services will hinder our ability to increase the size of our operations and generate revenues. If we are not able to generate revenues that cover our estimated operating costs, our business may ultimately fail.

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

We have cash and cash equivalents of $26,060 as of March 31, 2008.  In the opinion of management, available funds will not satisfy our working capital requirements to operate at our current level of activity for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. In order to implement our business plan in the manner we envision, we will need to raise additional capital in addition to the funds that we recently raised.  We cannot guaranty that we will be able to raise additional funds. Moreover, in the event that we can raise additional funds, we cannot guaranty that additional funding will be available on favorable terms. In the event that we experience a shortfall in our capital, we hope that our officers, directors and principal shareholders will contribute funds to pay for our expenses to achieve our objectives over the next twelve months.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of March 31, 2008, the date of this report, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were effective.

Item 4(T). Controls and Procedures.

Changes in internal controls. There were no changes in our internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not applicable.

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

BLS Media, Inc., a Nevada corporation

May 14, 2008	By:	/s/ Brittany Prager
Brittany Prager Principal Executive Officer, President and a Director

May 14, 2008	By:	/s/ Gary Prager
Gary Prager Principal Accounting Officer, Chief Financial Officer