Form 10-Q
period 2008-06-30
BLS Media, Inc.
filed 2008-08-14
CIK 1392121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______to______

  Commission File Number: 000-52512

BLS Media, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	20-5874196
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1683 Duarte Drive, Henderson, Nevada 89014
(Address of principal executive offices)

(949) 292-0820
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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.  As of August 14, 2008, there were 4,515,500 shares of the issuer's $.001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

BLS MEDIA, INC.
(A Development Stage Company)
BALANCE SHEETS

ASSETS

	June 30, 2008 (Unaudited)	December 31, 2007
Current assets
Cash	$20,172	$38,253
Prepaid expenses	417	5,417

Total current assets	20,589	43,670

Property and equipment, net of $584 and $334
accumulated depreciation, respectively	2,472	1,774

Total assets	$23,061	$45,444

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued expenses	$50,624	$45,134
Loan from stockholder	22,000	22,000

Total current liabilities	72,624	67,134

Stockholders’ deficit
Common stock, $.001 par value; 100,000,000 shares authorized,
4,515,500 shares issued and outstanding	4,516	4,516
Additional paid-in capital	55,034	53,834
Deficit accumulated during the development stage	(109,113)	(80,040)

Total stockholders’ deficit	(49,563)	(21,690)

Total liabilities and stockholders’deficit	$23,061	$45,444

See accompanying notes to financial statements

BLS MEDIA, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended June 30, 2008	For the Three Months Ended June 30, 2007	For the Six Months ended June 30, 2008	For the Six Months Ended June 30, 2007	For the Period from Inception (October 31, 2006) through June 30, 2008

Net revenue	$-	$-	$-	$403	$403

Operating expenses
Legal and professional	10,512	14,602	26,123	26,176	100,079
General and administrative	883	1,896	2,070	2,496	6,778

Total operating expenses	11,395	15,660	28,193	28,672	106,857

Net operating loss	(11,395)	(15,660)	(28,193)	(28,269)	(106,454)

Interest expense	(440)	(440)	(880)	(880)	(2,659)

Loss before income taxes	(11,835)	(16,100)	(29,073)	(29,149)	(109,113)

Provision for income taxes	-	-	-	-	-

Net loss	$(11,835)	$(16,100)	$(29,073)	$(29,149)	$(109,113)

Net loss per common share – basic and diluted	$-	$-	$(0.01)	$(0.01)	$(0.03)

Weighted average of common
shares – basic and diluted	4,515,500	4,000,000	4,515,500	4,000,000	4,303,250

See accompanying notes to financial statements

BLS MEDIA, INC.
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM INCEPTION (OCTOBER 31, 2006)
THROUGH JUNE 30, 2008

				Deficit
				Accumulated	Total
	Common Stock		Additional	During	Stockholders’
	Number of Shares	Amount	Paid-In Capital	Development Stage	Equity (Deficit)

Balance, October 31, 2006	-	$-	$-	$-	$-

Issuance of common stock, November 1, 2006	4,000,000	4,000	-	-	4,000

Additional paid-in capital in exchange for facilities
provided by related party	-	-	400	-	400

Net loss	-	-	-	(11,014)	(11,014)

Balance, December 31, 2006 (Audited)	4,000,000	4,000	400	(11,014)	(6,614)

Issuance of common stock for cash,
June 30, 2007	315,500	316	31,234	-	31,550

Issuance of common stock for cash,
July 23, 2007	200,000	200	19,800	-	20,000

Additional paid-in capital in exchange for facilities
provided by related party	-	-	2,400	-	2,400

Net loss	-	-	-	(69,026)	(69,026)

Balance, December 31, 2007 (Audited)	4,515,500	4,516	53,834	(80,040)	(21,690)

Additional paid-in capital in exchange for facilities
provided by related party	-	-	1,200	-	1,200

Net loss	-	-	-	(29,073)	(29,073)

Balance, June 30, 2008 (Unaudited)	4,515,500	$4,516	$55,034	$(109,113)	$(49,563)

See accompanying notes to financial statements

BLS MEDIA, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30, 2008	For the Six Months Ended June 30, 2007	For the Period from Inception (October 31, 2006) through June 30, 2008
Cash flows from operating activities
Net loss	$(29,073)	$(29,149)	$(109,113)
Adjustments to reconcile net loss to net cash used in operating activities
Additional paid-in capital in exchange for facilities provided by related party	1,200	1,200	4,000
Depreciation	250	123	584
Changes in operating assets and liabilities
Decrease (Increase) in prepaid expenses	5,000	-	(417)
Increase in accounts payable and accrued expenses	5,491	14,509	50,624

Net cash used in operating activities	(17,132)	(13,317)	(54,322)

Cash flows from investing activities
Purchase of property and equipment	(949)	(2,107)	(3,056)

Net cash used by investing activities	(949)	(2,107)	(3,056)

Cash flows from financing activities
Proceeds from issuance of stockholder loan	-	-	22,000
Proceeds from issuance of common stock	-	31,550	55,550

Net cash provided by financing activities	-	31,550	77,550

Net increase (decrease) in cash	(18,081)	16,126	20,172

Cash, beginning of period	38,253	26,000	-

Cash, end of period	$20,172	$42,126	$20,172

Supplemental disclosure of cash flow information
Income taxes paid	$-	$-	$-

Interest paid	$-	$-	$-

See accompanying notes to financial statements

BLS MEDIA, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008
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
JUNE 30, 2008
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

Comprehensive Income

The Company applies Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (SFAS 130).  SFAS 130 establishes standards for the reporting and display of comprehensive income or loss, requiring its components to be reported in a financial statement that is displayed with the same prominence as other financial statements.  From inception (October 31, 2006) through June 30, 2008, the Company had no other components of comprehensive loss other than net loss as reported on the statement of operations.

BLS MEDIA, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basic and Diluted Income (Loss) Per Share

In accordance with SFAS No. 128, “Earnings Per Share”, basic income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding.  Diluted income (loss) per common share is computed similar to basic income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  As of June 30, 2008, the Company did not have any equity or debt instruments outstanding that could be converted into common stock.

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
JUNE 30, 2008
(UNAUDITED)

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133.” This Statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  This disclosure better conveys the purpose of derivative use in terms of the risks that the entity is intending to manage. Disclosing the fair values of derivative instruments and their gains and losses in a tabular format should provide a more complete picture of the location in an entity’s financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Disclosing information about credit-risk-related contingent features should provide information on the potential effect on an entity’s liquidity from using derivatives.  The provisions of SFAS 161 are effective for fiscal years beginning after November 15, 2008.  SFAS 161 will be effective for the Company on January 1, 2009.  The Company is currently evaluating the impact of the adoption of SFAS 161 may have on its consolidated financial statement disclosures.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). SFAS 162 identifies a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities (the “Hierarchy”). The Hierarchy within SFAS 162 is consistent with that previously defined in the AICPA Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles” (“SAS 69”). SFAS 162 is effective 60 days following the United States Securities and Exchange Commission’s (the “SEC”) approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The adoption of SFAS 162 will not have a material effect on the financial statements because the Company has utilized the guidance within SAS 69.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60 (“SFAS No. 163”). SFAS 163 requires recognition of an insurance claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. Early application is not permitted. The Company’s adoption of SFAS 163 will not have a material effect on the financial statements.

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

BLS MEDIA, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008
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

The Company had no financial assets and liabilities measured at fair value by level within the fair value hierarchy as of June 30, 2008.

SFAS No. 158 – In September 2006, the FASB issued Statement No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)”.  This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization.  This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions.  An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006.  An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007.  The Company believes that the adoptions of this standard will not a have a material impact on its financial statements.

SFAS No. 159 – In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115”, (“FAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is expected to expand the use of fair value measurement. FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

BLS MEDIA, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)

2.             GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred a net operating loss of ($109,113) from inception (October 31, 2006) through June 30, 2008. The Company is subject to those risks associated with development stage companies.  The Company has sustained losses since inception and additional debt and equity financing will be required by the Company to fund its development activities and to support operations.  However, there is no assurance that the Company will be able to obtain additional financing.  Furthermore, there is no assurance that rapid technological changes, changing customer needs and evolving industry standards will enable the Company to introduce new products on a continual and timely basis so that profitable operations can be attained.

3.             ACCRUED EXPENSES

Accrued Wages and Compensated Absences

The Company currently does not have any employees.  The majority of development costs and services have been provided to the Company by the founders and outside, third-party vendors.  As such, there is no accrual for wages or compensated absences as of June 30, 2008.

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
JUNE 30, 2008
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

As of June 30, 2008, the Company had federal net operating loss carryforwards of approximately ($103,000), which can be used to offset future federal income tax.  The federal net operating loss carryforwards expire at various dates through 2028.  Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured. A summary of deferred tax assets at June 30, 2008 is as follows:

Amount
Federal net operatin loss (@22.5%)	$23,175
Less: Valuation allowance	(23,175)
Net deferred tax asset	-

During the six months ended June 30, 2008, the valuation allowance increased approximately $6,500.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the period from October 31, 2006 (inception) to December 31, 2007, together with notes thereto as previously filed with our Annual Report on Form 10-KSB.  In addition, these accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Quarterly Report on Form 10-Q for the period ended June 30, 2008.

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

Liquidity and Capital Resources.  We had cash of $20,172 and prepaid expenses of $417 as of June 30, 2008, which equals our total current assets of $20,589 as of that date. Our total assets of $23,061 as of June 30, 2008, included our current assets of $20,589, and property and equipment of $2,472 net of $584 accumulated depreciation.

Our current liabilities were $72,624 as of June 30, 2008, which was represented by accounts payable of $50,624 and a loan of $22,000 from Gary Prager, our officer, principal shareholder and one of our directors.  The note bears interest at 8% and is due upon demand, no later than December 28, 2007.  The loan agreement was amended to extend the due date of the loan to December 28, 2008.  Mr. Prager advanced those funds to us for working capital.  We had no other liabilities and no long term commitments or contingencies as of June 30, 2008.

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

For the three months ended June 30, 2008 as compared to the three months ended on June 30, 2007.

Results of Operations.

Revenues. We had no revenues for the three months ended June 30, 2008, as compared to no revenues generated during the three months ended June 30, 2007.  We hope to generate greater revenues as continue operations and implement our business plan.

Operating Expenses. For the three months ended June 30, 2008, our total operating expenses were $11,395, as compared to $15,660 total operating expenses for the three months ended on June 30, 2007. The decrease in total operating expenses is primarily due to the decrease in professional fees. For the three months ended June 30, 2008, we had legal and professional expenses of $10,512, and other general and administrative expenses of $883. In comparison, for the three months ended on June 30, 2007, we had legal and professional expenses of $14,602 and general and administrative expenses of $1,896.  The greater amount of legal and profession expenses for the three months ended on June 30, 2007, were due to fees incurred from preparing our Registration Statement on Form SB-2 which was filed in March 2007.

Net Income or Loss.  For the three months ended June 30, 2008, our net operating loss was $11,835 after interest expense of $440.  This is in comparison to the three months ended on June 30, 2007, where our net operating loss was $16,100 after interest expense of $440.  The decrease in our net loss between the two periods was due to the lower professional fees incurred for the three months ended on June 30, 2008, as discussed above.

For the six months ended June 30, 2008 as compared to the six months ended on June 30, 2007.

Results of Operations.

Revenues. We had no revenues for the six months ended June 30, 2008, as compared to $403 in revenues generated during the six months ended June 30, 2007.  We hope to generate greater revenues as continue operations and implement our business plan.

Operating Expenses. For the six months ended June 30, 2008, our total operating expenses were $28,193, as compared to $28,672 total operating expenses for the six months ended on June 30, 2007. A significant portion of our total operating expenses is primarily due to the professional fees, which is attributed to the increased legal expenses and accounting expenses related to being a public company. We expect that we will continue to incur such expenses. For the six months ended June 30, 2008, we had legal and professional expenses of $26,123, and other general and administrative expenses of $2,070. In comparison, for the six months ended on June 30, 2007, we had legal and professional expenses of $26,176 and general and administrative expenses of $2,496.

Net Income or Loss.  For the six months ended June 30, 2008, our net operating loss was $29,073 after interest expense of $880.  This is in comparison to the six months ended on June 30, 2007, where our net operating loss was $29,149 after interest expense of $880.

Our Plan of Operation for the Next Twelve Months.   During 2007, we raised $51,550 pursuant to our Registration Statement on Form SB-2. We have used some of those proceeds for working capital. We had hoped to use some of the proceeds to begin marketing and promoting our services as well as conducting market research but we have been unable to conduct marketing activities.  Over the last twelve months, our ability to market our services has been significantly hindered due to the pregnancy of Brittany Prager, our president, secretary and a director, and subsequent birth of her child. We may need to hire a sales and marketing representative and, therefore, we may need to spend more funds on marketing and promotion than we have initially estimated. Our failure to market and promote our services will hinder our ability to increase the size of our operations and generate revenues. If we are not able to generate revenues that cover our estimated operating costs, our business may ultimately fail.

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

We have cash and cash equivalents of $20,172 as of June 30, 2008.  In the opinion of management, available funds will not satisfy our working capital requirements to operate at our current level of activity for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. In order to implement our business plan in the manner we envision, we will need to raise additional capital in addition to the funds that we recently raised.  We cannot guaranty that we will be able to raise additional funds. Moreover, in the event that we can raise additional funds, we cannot guaranty that additional funding will be available on favorable terms. In the event that we experience a shortfall in our capital, we hope that our officers, directors and principal shareholders will contribute funds to pay for our expenses to achieve our objectives over the next twelve months.

To date, we have experienced significant difficulties in generating revenues and raising additional capital.  We believe our inability to raise significant additional capital through debt or equity financings is due to various factors, including, but not limited to, a tightening in the equity and credit markets. We had hoped to expand our operations during the last six months. However, our ability to commence and expand operations has been negatively affected by our inability to raise significant capital and our inability to generate significant revenues. As a result of those difficulties, we intend to explore acquiring smaller companies with complementary businesses. Accordingly, over the next six months, we intend to research potential opportunities for us to acquire smaller companies with complementary businesses to our business and other companies that may be interested in being acquired by us or entering into a joint venture agreement with us. As of the date of this report, we have not identified any potential acquisition or joint venture candidates. We cannot guaranty that we will acquire or enter into any joint venture with any third party, or that in the event that we acquire another entity, this acquisition will increase the value of our common stock. We hope to use our common stock as payment for any potential acquisitions.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of June 30, 2008, the date of this report, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were effective.

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

BLS Media, Inc., a Nevada corporation

August 14, 2008	By:	/s/ Brittany Prager
Brittany Prager Principal Executive Officer, President and a Director

August 14, 2008	By:	/s/ Gary Prager
Gary Prager Principal Accounting Officer, Chief Financial Officer