Form 10-Q
period 2008-09-30
BLS Media, Inc.
filed 2008-11-12
CIK 1392121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the quarterly period ended September 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the transition period from ____to____

  Commission File Number: 000-52512

BLS Media, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	20-5874196
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.  As of November 12, 2008, there were 4,515,500 shares of the issuer's $.001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

BLS MEDIA, INC.
(A Development Stage Company)
BALANCE SHEETS

ASSETS

	September 30, 2008	December 31, 2007
	(Unaudited)
Current assets
Cash	$15,118	$38,253
Prepaid expenses	-	5,417

Total current assets	15,118	43,670

Property and equipment, net of $737 and $334
accumulated depreciation, respectively	2,319	1,774

Total assets	$17,437	$45,444

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued expenses	$53,509	$45,134
Loan from stockholder	22,000	22,000

Total current liabilities	75,509	67,134

Stockholders’ deficit
Common stock, $.001 par value; 100,000,000 shares authorized, 4,515,500 shares issued and outstanding	4,516	4,516
Additional paid-in capital	55,634	53,834
Deficit accumulated during the development stage	(118,222)	(80,040)

Total stockholders’ deficit	(58,072)	(21,690)

Total liabilities and stockholders’deficit	$17,437	$45,444

See accompanying notes to financial statements

BLS MEDIA, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended September 30, 2008	For the Three Months Ended September 30, 2007	For the Nine Months ended September 30, 2008	For the Nine Months Ended September 30, 2007	For the Period from Inception (October 31, 2006) through September 30, 2008

Net revenue	$-	$-	$-	$403	$403

Operating expenses
Legal and professional	7,661	15,470	33,784	41,646	107,740
General and Administrative	1,008	936	3,078	3,432	7,786

Total operating expenses	8,669	16,406	36,862	45,078	115,526

Net operating loss	(8,669)	(16,406)	(36,862)	(44,675)	(115,123)

Interest expense	(440)	(440)	(1,320)	(1,320)	(3,099)

Loss before income taxes	(9,109)	(16,846)	(38,182)	(45,995)	(118,222)

Provision for income taxes	-	-	-	-	-

Net loss	$(9,109)	$(16,846)	$(38,182)	$(45,995)	$(118,222)

Net loss per common share – basic and diluted	$-	$(0.01)	$(0.01)	$(0.01)	$(0.03)

Weighted average of common
shares – basic and diluted	4,515,500	4,465,500	4,515,500	4,186,064	4,331,186

See accompanying notes to financial statements

BLS MEDIA, INC.
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM INCEPTION (OCTOBER 31, 2006)
THROUGH SEPTEMBER 30, 2008

				Deficit
				Accumulated
	Common Stock		Additional	During	Total
	Number of Shares	Amount	Paid-In Capital	Development Stage	Stockholders’ Equity (Deficit)

Balance, October 31, 2006	-	$-	$-	$-	$-

Issuance of common stock, November 1, 2006	4,000,000	4,000	-	-	4,000

Additional paid-in capital in exchange for facilities provided
by related party	-	-	400	-	400

Net loss	-	-	-	(11,014)	(11,014)

Balance, December 31, 2006 (Audited)	4,000,000	4,000	400	(11,014)	(6,614)

Issuance of common stock for cash,
June 30, 2007	315,500	316	31,234	-	31,550

Issuance of common stock for cash,
July 23, 2007	200,000	200	19,800	-	20,000

Additional paid-in capital in exchange for facilities provided
by related party	-	-	2,400	-	2,400

Net loss	-	-	-	(69,026)	(69,026)

Balance, December 31, 2007 (Audited)	4,515,500	4,516	53,834	(80,040)	(21,690)

Additional paid-in capital in exchange for facilities provided
by related party	-	-	1,800	-	1,800

Net loss	-	-	-	(38,182)	(38,182)

Balance, September 30, 2008 (Unaudited)	4,515,500	$4,516	$55,634	$(118,222)	$(58,072)

See accompanying notes to financial statements

BLS MEDIA, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended September 30, 2008	For the Nine Months Ended September 30, 2007	For the Period from Inception (October 31, 2006) through September 30, 2008

Cash flows from operating activities
Net loss	$(38,182)	$(45,995)	$(118,222)
Adjustments to reconcile net loss to net cash used in operating activities
Additional paid-in capital in exchange for facilities provided by related party	1,800	1,800	4,600
Depreciation	403	228	737
Changes in operating assets and liabilities
(Increase) decrease in prepaid expenses	5,417	(7,917)	-
Increase in accounts payable and accrued expenses	8,376	21,109	53,509

Net cash used in operating activities	(22,186)	(30,775)	(59,376)

Cash flows from investing activities
Purchase of property and equipment	(949)	(2,107)	(3,056)

Net cash used by investing activities	(949)	(2,107)	(3,056)

Cash flows from financing activities
Proceeds from issuance of stockholder loan	-	-	22,000
Proceeds from issuance of common stock	-	51,550	55,550

Net cash provided by financing activities	-	51,550	77,550

Net increase in cash	(23,135)	18,668	15,118

Cash, beginning of period	38,253	26,000	-

Cash, end of period	$15,118	$44,668	$15,118

Supplemental disclosure of cash flow information
Income taxes paid	$-	$-	$-

Interest paid	$-	$-	$-

See accompanying notes to financial statements

BLS MEDIA, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
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
SEPTEMBER 30, 2008
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

Basic and Diluted Income (Loss) Per Share

In accordance with SFAS No. 128, “Earnings Per Share”, basic income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding.  Diluted income (loss) per common share is computed similar to basic income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  As of September 30, 2008, the Company did not have any equity or debt instruments outstanding that could be converted into common stock.

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
SEPTEMBER 30, 2008
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

The Company had no financial assets and liabilities measured at fair value by level within the fair value hierarchy as of September 30, 2008.

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
SEPTEMBER 30, 2008
(UNAUDITED)

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

SFAS No. 159 – In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115”, (“FAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is expected to expand the use of fair value measurement. FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Company has not elected to measure any of its financial instruments utilizing the fair value method as of September 30, 2008.

2.             GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred a net operating loss of ($118,222) from inception (October 31, 2006) through September 30, 2008. The Company is subject to those risks associated with development stage companies.  The Company has sustained losses since inception and additional debt and equity financing will be required by the Company to fund its development activities and to support operations.  However, there is no assurance that the Company will be able to obtain additional financing.  Furthermore, there is no assurance that rapid technological changes, changing customer needs and evolving industry standards will enable the Company to introduce new products on a continual and timely basis so that profitable operations can be attained.

3.             ACCRUED EXPENSES

Accrued Wages and Compensated Absences

The Company currently does not have any employees.  The majority of development costs and services have been provided to the Company by the founders and outside, third-party vendors.  As such, there is no accrual for wages or compensated absences as of September 30, 2008.

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
SEPTEMBER 30, 2008
(UNAUDITED)

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

As of September 30, 2008, the Company had federal net operating loss carryforwards of approximately $111,000, which can be used to offset future federal income tax.  As such, there is no provision for income taxes.  The federal net operating loss carryforwards expire at various dates through 2028.  Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured.

A summary of the Company’s deferred tax assets as of September 30, 2008 are as follows:

	Amount
Federal net operating loss carryforwards (@ 25%)		$27,750
Less: valuation allowance		(27,750)

Net deferred tax asset	$	---

The valuation allowance increased by approximately $8,500 for the nine months ended September 30, 2008.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the period from October 31, 2006 (inception) to December 31, 2007, together with notes thereto as previously filed with our Annual Report on Form 10-KSB.  In addition, these accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Quarterly Report on Form 10-Q for the period ended September 30, 2008.

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

Liquidity and Capital Resources.  We had cash of $15,118 as of September 30, 2008, which equals our total current assets as of that date. Our total assets of $17,437 as of September 30, 2008, included our current assets of $15,118 and property and equipment of $2,319 net of $737 accumulated depreciation.

Our current liabilities were $75,509 as of September 30, 2008, which was represented by accounts payable of $53,509 and a loan of $22,000 from Gary Prager, our officer, principal shareholder and one of our directors.  The note bears interest at 8% and is due upon demand, and originally due no later than December 28, 2007, but later amended to extend the due date of the loan to December 28, 2008.  Mr. Prager advanced those funds to us for working capital.  We had no other liabilities and no long term commitments or contingencies as of September 30, 2008.

In November 2006, we sold 2,000,000 shares of our common stock to Brittany Prager and 2,000,000 shares of our common stock to Gary Prager, who were our founders and were our officers and directors at inception. These shares were issued in exchange for cash of $4,000.

We filed a Registration Statement on Form SB-2 to sell 4,000,000 shares of our common stock at a purchase price of $0.10 per share in a direct public offering. The Registration Statement on Form SB-2 became effective in March 2007. On September 30, 2007, we issued 315,500 shares of our common stock to unrelated investors for cash of $31,550 pursuant to our Registration Statement on Form SB-2. On July 23, 2007, we issued 200,000 shares of our common stock to unrelated investors for cash of $20,000 pursuant to our Registration Statement on Form SB-2. We have begun to use those proceeds for working capital.

During 2009, we expect that the legal and accounting costs of being a public company will continue to impact our liquidity and we will need to obtain funds to pay those expenses. Other than the anticipated increases in legal and accounting costs due to the reporting requirements of being a reporting company, we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity.

For the three months ended September 30, 2008 as compared to the three months ended on September 30, 2007.

Results of Operations.

Revenues. We had no revenues for the three months ended September 30, 2008, as compared to no revenues generated during the three months ended September 30, 2007.  We hope to generate greater revenues as continue operations and implement our business plan.

Operating Expenses. For the three months ended September 30, 2008, our total operating expenses were $8,669, as compared to $16,406 total operating expenses for the three months ended on September 30, 2007. The decrease in total operating expenses is primarily due to the decrease in professional fees. For the three months ended September 30, 2008, we had legal and professional expenses of $7,661, and other general and administrative expenses of $1,008. In comparison, for the three months ended on September 30, 2007, we had legal and professional expenses of $15,470 and general and administrative expenses of $936.  The greater amount of legal and profession expenses for the three months ended on September 30, 2007, was due to fees incurred from preparing our Registration Statement on Form SB-2 which was filed in March 2007.

Net Income or Loss.  For the three months ended September 30, 2008, our net operating loss was $9,109 after interest expense of $440.  This is in comparison to the three months ended on September 30, 2007, where our net operating loss was $16,846 after interest expense of $440.  The decrease in our net loss between the two periods was due to the lower professional fees incurred for the three months ended on September 30, 2008, as discussed above.

For the nine months ended September 30, 2008 as compared to the nine months ended on September 30, 2007.

Results of Operations.

Revenues. We had no revenues for the nine months ended September 30, 2008, as compared to $403 in revenues generated during the nine months ended September 30, 2007.  We hope to generate greater revenues as continue operations and implement our business plan.

Operating Expenses. For the nine months ended September 30, 2008, our total operating expenses were $36,862, as compared to $45,078 total operating expenses for the nine months ended on September 30, 2007. A significant portion of our total operating expenses is primarily due to the professional fees, which is attributed to the increased legal expenses and accounting expenses related to being a public company. We expect that we will continue to incur such expenses. For the nine months ended September 30, 2008, we had legal and professional expenses of $33,784, and other general and administrative expenses of $3,078. In comparison, for the nine months ended on September 30, 2007, we had legal and professional expenses of $41,646 and general and administrative expenses of $3,432.

Net Income or Loss.  For the nine months ended September 30, 2008, our net operating loss was $38,182 after interest expense of $1,320.  This is in comparison to the nine months ended on September 30, 2007, where our net operating loss was $45,995 after interest expense of $1,320.

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

We have cash and cash equivalents of $15,118 as of September 30, 2008.  In the opinion of management, available funds will not satisfy our working capital requirements to operate at our current level of activity for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. In order to implement our business plan in the manner we envision, we will need to raise additional capital in addition to the funds that we recently raised.  We cannot guaranty that we will be able to raise additional funds. Moreover, in the event that we can raise additional funds, we cannot guaranty that additional funding will be available on favorable terms. In the event that we experience a shortfall in our capital, we hope that our officers, directors and principal shareholders will contribute funds to pay for our expenses to achieve our objectives over the next twelve months.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of September 30, 2008, the date of this report, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were effective.

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

BLS Media, Inc., a Nevada corporation

November 12, 2008	By:	/s/ Brittany Prager
Brittany Prager Principal Executive Officer, President and a Director

November 12, 2008	By:	/s/ Gary Prager
Gary Prager Principal Accounting Officer, Chief Financial Officer