Form 10-K
period 2008-12-31
BLS Media, Inc.
filed 2009-03-31
CIK 1392121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934  For the fiscal year ended December 31, 2008.

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from           to

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

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes    ☒No

Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes    ☒No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes     ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☒ Yes      ☐No

The aggregate market value of the registrant's shares of common stock held by non-affiliates of the registrant on June 30, 2008, based on $0.10 per share, the last price at which the common equity was sold by the registrant as of that date, was $45,155.

As of March 30, 2009, there were 4,515,500 shares of the issuer's $.001 par value common stock issued and outstanding.

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

Item 1. Business.

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

Employees.  As of March 30, 2009, we have no employees other than our officers. We anticipate that we will not hire any employees in the next six months, unless we generate significant revenues. From time-to-time, we anticipate that we will use the services of independent contractors and consultants for the various services that we provide, if our existing staffing levels are not adequate to furnish such services.  We will determine when and whether to add to our staff or supplement it by means of independent contractors in the event that we obtain additional contracts for services.  We anticipate that we would engage independent contractors on a flat fee basis.

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

Item 1A. Risk Factors.

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

As of December 31, 2008, our net loss since inception was $128,385. We expect to incur significant operating and capital expenditures and, as a result, we expect significant net losses in the future. We will need to generate significant revenues to achieve and maintain profitability. We may not be able to generate sufficient revenues to achieve profitable operations.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Property held by us. As of December 31, 2008 and 2007, we held no real property. We do not presently own any interests in real estate.

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

Item 4. Submission of Matters to Vote of Security Holders.

Not applicable.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information.  In September 2007, our common stock became eligible for quotation on the Over-the-Counter Bulletin Board under the symbol “BLSM”. As of March 27, 2009, no shares of our common stock have traded.

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

As of March 27, 2009, there were 37 record holders of our common stock.

There are no outstanding shares of our common stock which can be sold pursuant to Rule 144. There are no outstanding options or warrants to purchase, or securities convertible into, shares of our common stock. We have not agreed to register for sale any shares of common stock held any of our shareholders.

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

Use of Proceeds of Registered Securities. There were no sales or proceeds during the calendar year ended December 31, 2007, for the sale of registered securities, except for the following:

We filed a Registration Statement on Form SB-2 to sell 4,000,000 shares of our common stock at a purchase price of $0.10 per share in a direct public offering. The Registration Statement on Form SB-2 became effective in March 2007. On June 30, 2007, we issued 315,500 shares of our common stock to unrelated investors for cash of $31,550 pursuant to our Registration Statement on Form SB-2. On July 23, 2007, we issued 200,000 shares of our common stock to unrelated investors for cash of $20,000 pursuant to our Registration Statement on Form SB-2. We have used those proceeds for working capital.

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

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition or Plan of Operation.

Critical Accounting Policy and Estimates. Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources.

These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008. The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the year ended December 31, 2008.

For the year ended December 31, 2008 compared to the year ended December 31, 2007.

Results of Operations

Revenues. We had no revenues for the year ended December 31, 2008, as compared to revenues of $403 for the year ended December 31, 2007.  Our ability to generate revenues has been significantly hindered by our lack of capital. We hope to generate revenues as we implement our business plan.

Operating Expenses. For the year ended December 31, 2008, our total operating expenses was $46,585, as compared to total operating expenses of $67,669 for the year ended December 31, 2007. For the year ended December 31, 2008, our total operating expenses consisted of professional fees of $42,016, which is attributed to the increased legal expenses and accounting expenses related to being a public company, and general and administrative expenses of $4,569. By comparison, for the year ended December 31, 2007, our total operating expenses consisted of professional fees of $63,361 and general and administrative expenses of $4,308. The decrease in professional fees from 2007 to 2008 was primarily attributed to reduced legal costs and 2007 included legal costs related to us becoming public company.  We expect that we will continue to incur significant legal and accounting expenses related to being a public company.

Net Income or Loss.  For the year ended December 31, 2008, our net operating loss was $46,585 and our net loss was $48,345 after our interest expense of $1,760, as compared to the year ended December 31, 2007, in which our net operating loss was $67,266 and our net loss was $69,026 after our interest expense of $1,760.  We expect to continue to incur net losses for the foreseeable future and until we generate significant revenues.

Liquidity and Capital Resources. We had cash of $9,407 as of December 31, 2008, which equals our total current assets of $9,407 as of that date. We had cash of $38,253 and prepaid expenses of $5,417 as of December 31, 2007, which equals our total current assets of $43,670 as of that date. The decrease in the amount of our cash from 2007 to 2008 is due to in our inability to generate revenues and our inability to raise additional capital. We hope to obtain significant revenues from future sales of our services.  We are also seeking to raise additional funds to meet our working capital needs principally through the sales of our securities.

As of December 31, 2008, our total assets of $11,574 included our current assets of $9,407, and property and equipment of $2,167, net of $890 accumulated depreciation.   By comparison, as of December 31, 2007, we had total assets of $45,444, including our current assets of $43,670, and property and equipment of $1,774, net of $334 accumulated depreciation.

Our current liabilities were $79,209 as of December 31, 2008, which was represented by accounts payable of $57,209 and a loan of $22,000 from Gary Prager, our officer, principal shareholder and one of our directors.  As of December 31, 2007, our current liabilities were $67,134, which was represented by accounts payable of $45,134 and the loan of $22,000 from Gary Prager.  The note bears interest at 8% and is due upon demand, no later than December 28, 2007.  The loan agreement was amended to extend the due date of the loan to January 28, 2010. Mr. Prager advanced those funds to us for working capital.  We had no other liabilities and no long term commitments or contingencies as of December 31, 2008.

In November 2006, we sold 2,000,000 shares of our common stock to Brittany Prager and 2,000,000 shares of our common stock to Gary Prager, who were our founders and were our officers and directors at inception. These shares were issued in exchange for cash of $4,000.

We filed a Registration Statement on Form SB-2 to sell 4,000,000 shares of our common stock at a purchase price of $0.10 per share in a direct public offering. The Registration Statement on Form SB-2 became effective in March 2007. On June 30, 2007, we issued 315,500 shares of our common stock to unrelated investors for cash of $31,550 pursuant to our Registration Statement on Form SB-2. On July 23, 2007, we issued 200,000 shares of our common stock to unrelated investors for cash of $20,000 pursuant to our Registration Statement on Form SB-2. We have used all of those proceeds for working capital.

During 2009, we expect that the legal and accounting costs of becoming a public company will continue to impact our liquidity and we may need to obtain funds to pay those expenses. Other than the anticipated increases in legal and accounting costs due to the reporting requirements of becoming a reporting company, we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity.

Our Plan of Operation for the Next Twelve Months.  During 2007, we raised $51,550 pursuant to our Registration Statement on Form SB-2. We have used all of those proceeds for working capital. We had hoped to use some of the proceeds to begin marketing and promoting our services as well as conducting market research but we have been unable to conduct marketing activities.

To date, we have experienced significant difficulties in generating revenues and raising additional capital. We believe our inability to raise significant additional capital through debt or equity financings is due to various factors, including, but not limited to, a tightening in the equity and credit markets as well the general turmoil in the capital markets. We had hoped to market our services during the last twelve months. However, our ability to market our services has been negatively affected by our inability to raise significant capital and our inability to generate significant revenues. Our failure to market and promote our services will hinder our ability to increase the size of our operations and generate additional revenues. If we are not able to generate additional revenues that cover our estimated operating costs, our business may ultimately fail.

During the next three to six months, our primary objective is to begin obtaining clients so that we generate revenues to support our operations. During the next six to twelve months, we hope to expand our operations and service several accounts. We will need to raise additional capital to fund all of our proposed business activities and fully implement our business plan.

We have cash of $9,407 as of December 31, 2008. In the opinion of management, available funds will not satisfy our working capital requirements to operate at our current level of activity for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. In order to implement our business plan in the manner we envision, we will need to raise additional capital in addition to the funds that we recently raised.  We cannot guaranty that we will be able to raise additional funds. Moreover, in the event that we can raise additional funds, we cannot guaranty that additional funding will be available on favorable terms. In the event that we experience a shortfall in our capital, we hope that our officers, directors and principal shareholders will contribute funds to pay for our expenses to achieve our objectives over the next twelve months.

As a result of our difficulties in generating revenues and raising additional capital, we also intend to explore acquiring smaller companies with complementary businesses. Accordingly, over the next six months, we intend to research potential opportunities for us to acquire smaller companies with complementary businesses to our business and other companies that may be interested in being acquired by us or entering into a joint venture agreement with us. As of the date of this report, we have not identified any potential acquisition or joint venture candidates. We cannot guaranty that we will acquire or enter into any joint venture with any third party, or that in the event that we acquire another entity, this acquisition will increase the value of our common stock. We hope to use our common stock as payment for any potential acquisitions.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

The financial statements required by Item 8 are presented in the following order:

TABLE OF CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
BLS Media, Inc.
Henderson, Nevada

We have audited the accompanying balance sheets of BLS Media, Inc. (a development stage company) as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended and for the period from inception (October 31, 2006) through December 31, 2008. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BLS Media, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended and for the period from inception (October 31, 2006) through December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Mendoza Berger & Company LLP
Mendoza Berger & Company LLP Irvine, California March 19, 2009

BLS MEDIA, INC.
(A Development Stage Company)
BALANCE SHEETS
DECEMBER 31, 2008 AND 2007

ASSETS

	2008	2007
Current assets
Cash	$9,407	$38,253
Prepaid expenses	-	5,417

Total current assets	9,407	43,670

Property and equipment, net of $890 and $334
accumulated depreciation, respectively	2,167	1,774

Total assets	$11,574	$45,444
LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued expenses	$57,209	$45,134
Loan from stockholder	22,000	22,000

Total current liabilities	79,209	67,134

Stockholders’ deficit
Common stock, $.001 par value; 100,000,000 shares authorized,
4,515,500 shares issued and outstanding	4,516	4,516
Additional paid-in capital	56,234	53,834
Deficit accumulated during the development stage	(128,385)	(80,040)

Total stockholders’ deficit	(67,635)	(21,690)

Total liabilities and stockholders’ deficit	$11,574	$45,444

See accompanying notes to financial statements.

BLS MEDIA, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2008	For the Year Ended December 31, 2007	For the Period from Inception (October 31, 2006) through December 31, 2008

Net revenue	$-	$403	$403

Operating expenses
Legal and professional	42,016	63,361	115,972
General and Administrative	4,569	4,308	9,277

Total operating expenses	46,585	67,669	125,249

Net operating loss	(46,585)	(67,266)	(124,846)

Interest expense	(1,760)	(1,760)	(3,539)

Loss before income taxes	(48,345)	(69,026)	(128,385)

Provision for income taxes	-	-	-

Net loss	$(48,345)	$(69,026)	$(128,385)

Net loss per common share – basic and diluted	$(0.01)	$(0.02)	$(0.03)

Weighted average of common
shares – basic and diluted	$4,515,000	$4,298,212	$4,352,623

See accompanying notes to financial statements.

BLS MEDIA, INC.
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM INCEPTION (OCTOBER 31, 2006)
THROUGH DECEMBER 31, 2008

				Deficit
				Accumulated	Total
	Common Stock		Additional	During	Stockholders’
	Number of Shares	Amount	Paid-In Capital	Development Stage	Equity (Deficit)

Balance, October 31, 2006	-	$-	$-	$-	$-

Issuance of common stock, November 1, 2006	4,000,000	4,000	-	-	4,000

Additional paid-in capital in exchange for facilities
provided by related party	-	-	400	-	400

Net loss	-	-	-	(11,014)	(11,014)

Balance, December 31, 2006	4,000,000	4,000	400	(11,014)	(6,614)

Issuance of common stock for cash, June 30, 2007	315,500	316	31,234	-	31,550

Issuance of common stock for cash, July 23, 2007	200,000	200	19,800	-	20,000

Additional paid-in capital in exchange for facilities
provided by related party	-	-	2,400	-	2,400

Net loss	-	-	-	(69,026)	(69,026)

Balance, December 31, 2007	4,515,500	4,516	53,834	(80,040)	(21,690)

Additional paid-in capital in exchange for facilities
provided by related party	-	-	2,400	-	2,400

Net loss	-	-	-	(48,345)	(48,345)

Balance, December 31, 2008	4,515,500	$4,516	$56,234	$(128,385)	$(67,635)

See accompanying notes to financial statements.

BLS MEDIA, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2008	For the Year Ended December 31, 2007	For the Period from Inception (October 31, 2006) through December 31, 2008
Cash flows from operating activities
Net loss	$(48,345)	$(69,026)	$(128,385)
Adjustments to reconcile net loss to net cash used in operating activities
Additional paid-in capital in exchange for facilities provided by related party	2,400	2,400	5,200
Depreciation	556	334	890
Changes in operating assets and liabilities
(Increase) in prepaid expenses	5,417	(5,417)	-
Increase in accounts payable and accrued expenses	12,075	34,520	57,209

Net cash used in operating activities	(27,897)	(37,189)	(65,086)

Cash flows from investing activities
Purchase of property and equipment	(949)	(2,108)	(3,057)

Net cash used by investing activities	(949)	(2,108)	(3,057)

Cash flows from financing activities
Proceeds from issuance of stockholder loan	-	-	22,000
Proceeds from issuance of common stock	-	51,550	55,550

Net cash provided by financing activities	-	51,550	77,550

Net increase in cash	(28,846)	12,253	9,407

Cash, beginning of year	38,253	26,000	-

Cash, end of year	$9,407	$38,253	$9,407

Supplemental disclosure of cash flow information
Income taxes paid	$-	$-	$-

Interest paid	$-	$-	$-

See accompanying notes to financial statements.

BLS MEDIA, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

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

BLS MEDIA, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Comprehensive Income

The Company applies Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (SFAS 130).  SFAS 130 establishes standards for the reporting and display of comprehensive income or loss, requiring its components to be reported in a financial statement that is displayed with the same prominence as other financial statements.  From inception (October 31, 2006) through December 31, 2008, the Company had no other components of comprehensive loss other than net loss as reported on the statement of operations.

Basic and Diluted Income (Loss) Per Share

In accordance with SFAS No. 128, “Earnings Per Share”, basic income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding.  Diluted income (loss) per common share is computed similar to basic income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  As of December 31, 2008 and 2007, the Company did not have any equity or debt instruments outstanding that could be converted into common stock.

BLS MEDIA, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

In June 2007, the EITF of the FASB reached a consensus on Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (EITF 07-3). EITF 07-3 requires that non-refundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. As the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided, the deferred amounts would be recognized as an expense. This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2007 and earlier application is not permitted. This consensus is to be applied prospectively for new contracts entered into on or after the effective date.  EITF 07-03 was effective for the Company on January 1, 2008.  The pronouncement did not have a material effect on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (SFAS 141(R)), which replaces SFAS 141, Business Combinations, requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This Statement also requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values. SFAS 141(R) makes various other amendments to authoritative literature intended to provide additional guidance or to confirm the guidance in that literature to that provided in this Statement. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  This statement will be effective for us on   January 1, 2009.  We expect SFAS 141(R) will have an impact on our accounting for future business combinations once adopted, but the effect is dependent upon the acquisitions that are made in the future.

In December 2007, FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (SFAS 160), which amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. SFAS 160 establishes accounting and reporting standards that require the ownership interests in subsidiaries not held by the parent to be clearly identified, labeled and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. This statement also requires the

BLS MEDIA, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (continued)

amount of consolidated net income attributable to the parent and to the non-controlling interest to be clearly identified and presented on the face of the consolidated statement of income. Changes in a parent’s ownership interest while the parent retains its controlling financial interest must be accounted for consistently, and when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary must be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any non-controlling equity investment. The Statement also requires entities to provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. This Statement applies prospectively to all entities that prepare consolidated financial statements and applies prospectively for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  This statement is effective for us on January 1, 2009.  We do not expect adoption of SFAS 160 to have a significant impact on our consolidated financial statements.

In May, 2008, FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States of America.  This statement was effective for the Company on November 15, 2008 and did not have a material impact on the Company’s financial statements.

In October 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (FSP 157-3). FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. As it relates to the Company’s financial assets and liabilities recognized or disclosed at fair value in its financial statements on a recurring basis (at least annually), the adoption of FSP 157-3 did not have a material impact on the Company’s financial statements.

BLS MEDIA, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (continued)

In December 2008, the FASB issued FSP FASB Interpretation No. 46(R)-8 (FSP FIN 46(R)-8), Disclosures about Variable Interest Entities (VIEs).  FSP FIN 46(R)-8 requires enhanced disclosures about a company’s involvement in VIEs. The enhanced disclosures required by this FSP are intended to provide users of financial statements with an greater understanding of: (1) the significant judgments and assumptions made by a company in determining whether it must consolidate a VIE and/or disclose information about its involvement with a VIE; (2) the nature of restrictions on a consolidated VIEs assets reported by a company in its statement of financial position, including the carrying amounts of such assets; (3) the nature of, and changes in, the risks associated with a company’s involvement with a VIE; (4) how a company’s involvement with a VIE affects the company’s financial position, financial performance, and cash flows. This FSP was effective for the Company on December 31, 2008 and did not have a material impact on the Company’s financial statements.

2.            GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred a net operating loss of ($128,385) from inception (October 31, 2006) through December 31, 2008. The Company is subject to those risks associated with development stage companies.  The Company has also incurred negative cash flows from operations since inception and additional debt and equity financing will be required by the Company to fund its development activities and to support operations.  However, there is no assurance that the Company will be able to obtain additional financing.  Furthermore, there is no assurance that rapid technological changes, changing customer needs and evolving industry standards will enable the Company to introduce new products on a continual and timely basis so that profitable operations can be attained.  If adequate funds are not available, the Company’s financial condition and results of operations could be materially and adversely affected.

BLS MEDIA, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

3.             FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair Value Measurements

On January 1, 2008, the Company adopted SFAS No. 157 (SFAS 157), Fair Value Measurements.  SFAS 157 relates to financial assets and financial liabilities. In February 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, until January 1, 2009 for calendar year-end entities.

SFAS 157 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (GAAP), and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements and are to be applied prospectively with limited exceptions.

SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This standard is now the single source in GAAP for the definition of fair value, except for the fair value of leased property as defined in SFAS 13. SFAS 157 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions, about market participant assumptions, that are developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy under SFAS 157 are described below:

•	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

•
Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

BLS MEDIA, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

3.             FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

Fair Value Measurements (continued)

•
Level 3 - Inputs that are both significant to the fair value measurement and unobservable. These inputs rely on management's own assumptions about the assumptions that market participants would use in pricing the asset or liability. (The unobservable inputs are developed based on the best information available in the circumstances and may include the Company's own data.)

The following table presents the Company's fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2008 and 2007:

		December 31, 2008		December 31, 2007
	Level	Fair Value	Carrying Amount	Fair Value	Carrying Amount
Assets
Cash	2	$9,407	$9,407	$38,253	$38,253
Prepaid expenses	3	-	-	5,417	5,417
Liabilities
Accounts payable	3	57,209	57,209	45,134	45,134
Loan from stockholder	3	22,000	22,000	22,000	22,000

Fair Value Option

On January 1, 2008, the Company adopted SFAS No. 159 (SFAS 159), The Fair Value Option for Financial Assets and Financial Liabilities.  SFAS 159 provides a fair value option election that allows entities to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities. Changes in fair value are recognized in earnings as they occur for those assets and liabilities for which the election is made. The election is made on an instrument by instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. The adoption of SFAS 159 did not have a material impact on the Company’s financial statements as the Company did not elect the fair value option for any of its financial assets or liabilities.

4.            ACCRUED EXPENSES

Accrued Wages and Compensated Absences

The Company currently does not have any employees.  The majority of development costs and services have been provided to the Company by the founders and outside, third-party vendors.  As such, there is no accrual for wages or compensated absences as of December 31, 2008 and 2007.

BLS MEDIA, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

5.            LOAN FROM STOCKHOLDER

The Company has an outstanding note payable with a stockholder in the amount of $22,000.  Per the terms of the note, this loan was due in one lump-sum payment on December 28, 2008, together with interest that accrues at the rate of 8% per annum.  The loan funds are to be used for working capital purposes.  Subsequent to year end, the loan agreement was amended to extend the due date to January 28, 2010.

6.            COMMON STOCK

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

7.            PROVISION FOR INCOME TAXES

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

As of December 31, 2008, the Company had federal net operating loss carryforwards of approximately ($128,000), which can be used to offset future federal income tax.  The federal and state net operating loss carryforwards expire at various dates through 2028.  Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured.

A summary of the Company’s deferred tax assets as of December 31, 2008 and 2007 are as follows:

BLS MEDIA, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

7.            PROVISION FOR INCOME TAXES (Continued)

	2008		2007
Federal net operating loss (@ 25%)		$31,000		$19,500
Less: valuation allowance		(31,000)		(19,500)

Net deferred tax asset	$	---	$	---

8.            RELATED PARTY TRANSACTIONS

From the Company’s inception (October 31, 2006) through December 31, 2008, the Company utilized office space of an officer and stockholder at no charge.  The Company treated the usage of the office space as additional paid-in capital and charged the estimated fair value rent of $200 per month to operations.  For the years ended December 31, 2008 and 2007, the Company recorded rent expense of $2,400 and $2,400, respectively.

9.            SUBSEQUENT EVENT

On January 27, 2009, the loan agreement with a stockholder was amended to extend the due date of the loan to January 28, 2010.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no changes in or disagreements with our accountants since our formation required to be disclosed pursuant to Item 304 of Regulation S-B.

Item 9A. Controls and Procedures.

Evaluation of disclosure controls and procedures.

We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) accumulated and communicated to our principal executive and principal financial officers to allow timely decisions regarding required disclosure. Based upon their evaluation of those controls and procedures performed as of December 31, 2008, the date of this report, our chief executive officer and the chief financial officer concluded that our disclosure controls and procedures were effective.

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

Our Chief Executive Officer and our Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of December 31, 2008.   In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework.

Based on our assessment, our Chief Executive Officer and our Chief Financial Officer believe that, as of December 31, 2008, our internal control over financial reporting is not effective based on those criteria, due to the following:

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) during our most recently completed quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

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

Brittany Prager. Ms. Prager is our president, secretary and one of our directors since our inception.  From 2005 to the present, Ms. Prager has been the Assistant Program Manager for Clark County READS, the literacy initiative of The Public Education Foundation, where she is responsible for overseeing the Reading Is Fundamental Program, serving more than 24,000 at-risk students in the Clark County School District.  She also recruits and trains adult reading volunteers for the Reading Partner Program, coordinates special events, and writes grants to fund many of Clark County READS' literacy programs. From 2003 to 2005, Ms. Prager taught Interpersonal Communication, Television Production, and Public Speaking at the University of Nevada, Las Vegas while obtaining her Master of Arts degree in Communication Studies.  She graduated Magna Cum Laude in 2005. Ms. Prager worked as Account Executive for MassMedia/Vanguard Public Relations, Marketing, and Advertising from 2002 to 2003, where she oversaw media and client relations for 13 organizations, including Colonial Bank of Nevada, Goodwill Industries of Southern Nevada, and the National Association for Industrial and Office Properties. Ms. Prager also has a background in television news.  From 1999 to 2002, she was a Television News Producer for the local Las Vegas FOX affiliate, KVVU FOX5 News.  She produced the evening and early morning newscasts and created promotional materials for the news station. Ms. Prager graduated from the University of Nevada, Las Vegas in 1999 with a Bachelor of Arts degree in Communication Studies.   Ms. Prager has not been a director of any other reporting company.

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

Nominating Committee.  Our entire board of directors participates in consideration of director nominees. The board of directors will consider candidates who have experience as a board member or senior officer of a company or who are generally recognized in a relevant field as a well-regarded practitioner, faculty member or senior government officer.  The board of directors will also evaluate whether the candidates' skills and experience are complementary to the existing Board's skills and experience as well as the board of directors' need for operational, management, financial, international, technological or other expertise. The board of directors will interview candidates that meet the criteria and then select nominees that board of directors believes best suit our needs.

The board of directors will consider qualified candidates suggested by stockholders for director nominations. Stockholders can suggest qualified candidates for director nominations by writing to our Corporate Secretary, at 1683 Duarte Drive, Henderson, Nevada 89014. Submissions that are received that meet the criteria described above will be forwarded to the board of directors for further review and consideration. The board of directors will not evaluate candidates proposed by stockholders any differently than other candidates.

Compensation Committee. The board of directors has no compensation committee.

Audit Committee. Presently, the board of directors acts as the audit committee. The board of directors does not have an audit committee financial expert. The board of directors has not yet recruited an audit committee financial expert to join the board of directors because we have only recently commenced a significant level of financial operations.

Item 11. Executive Compensation

Summary Compensation Table.  The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our principal executive officer and our only other executive officer during the years ending December 31, 2008 and 2007.

Name and Principal Position	Year Ended	Salary $	Bonus $	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation $	Nonqualified Deferred Compensation Earnings $	All Other Compensation $	Total $
Brittany Prager president, secretary	2008	None	None	None	None	None	None	None	None
	2007	None	None	None	None	None	None	None	None
Gary Prager, chief financial officer	2008	None	None	None	None	None	None	None	None
	2007	None	None	None	None	None	None	None	None

None of our officers and/or directors currently receives any compensation for their respective services rendered to the Company. Officers and directors have agreed to act without compensation until authorized by the Board of Directors, which is not expected to occur until we have generated sufficient revenues from our operations.

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

Outstanding Equity Awards at Fiscal Year-end. As of the year ended December 31, 2008, the following named executive officer had the following unexercised options, stock that has not vested, and equity incentive plan awards:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options # Exercisable	# Un-exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock Not Vested	Market Value of Shares or Units Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights Not Vested	Value of Unearned Shares, Units or Other Rights Not Vested
Brittany Prager president, secretary	0	0	0	0	0	0	0	0	0
Gray Prager, chief financial officer	0	0	0	0	0	0	0	0	0

Director Compensation. Our directors received the following compensation for their service as directors during the fiscal year ended December 31, 2008:

Name	Fees Earned or Paid in Cash	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation $	Non-Qualified Deferred Compensation Earnings $	All Other Compensation $	Total $
Brittany Prager	0	0	0	0	0	0	0
Gary Prager	0	0	0	0	0	0	0

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 29, 2009, by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Brittany Prager 1683 Duarte Drive Henderson, NV 89014	2,000,000 shares(1) president, secretary, director	44%
Common Stock	Gary Prager 1683 Duarte Drive Henderson, NV 89014	2,000,000 shares(1) chief financial officer, director	44%
Common Stock	All directors and named executive officers as a group	4,000,000 shares	88%

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships. Brittany Prager is the spouse of Gary Prager.

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

On December 28, 2006, we executed an unsecured promissory note in exchange for $22,000 from Gary Prager, our chief financial officer.  The note bears interest at 8% and is due upon demand, no later than December 28, 2007.  The loan agreement was amended to extend the due date of the loan to December 28, 2008. On January 27, 2009, the loan agreement was amended to extend the due date of the loan to January 28, 2010.

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

Item 14. Principal Accountant Fees and Services.

Audit Fees. The aggregate fees billed in the fiscal year ended December 31, 2008 and 2007, respectively, for professional services rendered by the principal accountant for the audit of our annual financial statements and quarterly review of the financial statements included in our Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for that fiscal year was $21,650 and $21,994.

Audit-Related Fees. For the fiscal year ended December 31, 2008 and 2007, respectively we were billed a total of $1,813 and $1,688 by a separate accountant for consulting services in preparation for the annual audit and quarterly reviews of the financial statements.

Tax Fees. For the fiscal year ended December 31, 2008 and 2007, respectively, our accountants rendered services for tax compliance, tax advice, and tax planning work for which we paid $450 and $450 respectively.

All Other Fees. None.

Pre-Approval Policies and Procedures. Prior to engaging our accountants to perform a particular service, our board of directors obtains an estimate for the service to be performed. All of the services described above were approved by the board of directors in accordance with its procedures.

Item 15. Exhibits, Financial Statement Schedules.

(a)	Financial Statements.

Included in Item 8

(b)	Exhibits required by Item 601.

Exhibit No.	Description
3.1	Articles of Incorporation*
3.2	Bylaws*
31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934
31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*  Included in Registration Statement on Form SB-2 filed on March 8, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLS Media, Inc. a Nevada corporation

Dated: March 30, 2009	By:	/s/ Brittany Prager
Brittany Prager President, Secretary and a Director (Principal Executive Officer)

Dated: March 30, 2009	By:	/s/ Gary Prager
Gary Prager Chief Financial Officer, Treasurer and a Director (Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Brittany Prager	March 30, 2009
Brittany Prager President, Secretary and a Director (Principal Executive Officer)

/s/ Gary Prager	March 30, 2009
Gary Prager Chief Financial Officer, Treasurer and a Director (Principal Financial and Accounting Officer)