Form 10-Q
period 2009-03-31
BLS Media, Inc.
filed 2009-05-15
CIK 1392121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the quarterly period ended March 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the transition period from ____to____

  Commission File Number: 000-52512

BLS Media, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	20-5874196
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1683 Duarte Drive, Henderson, Nevada 89014
(Address of principal executive offices)

702-450-2163
(Issuer’s Telephone Number)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes No

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒Yes ☐No

 As of May 13, 2008, there were 4,515,500 shares of the issuer's $.001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

BLS MEDIA, INC
(A Development Stage Company)
BALANCE SHEETS

ASSETS
	March 31, 2009 (Unaudited)	December 31, 2008
Current assets
Cash	$1,206	$9,407
Prepaid expenses	-	-

Total current assets	1,206	9,407

Property and equipment, net of $1,042 and $889
accumulated depreciation, respectively	2,014	2,167

Total assets	$3,220	$11,574

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued expenses	$66,874	$57,209
Loan from stockholder	22,000	22,000

Total current liabilities	88,874	79,209

Stockholders’ deficit
Common stock, $.001 par value; 100,000,000 shares authorized,
4,515,500 shares issued and outstanding	4,516	4,516
Additional paid-in capital	56,834	56,234
Deficit accumulated during the development stage	(147,004)	(128,385)

Total stockholders’ deficit	(85,654)	(67,635)

Total liabilities and stockholders’deficit	$3,220	$11,574

See accompanying notes to financial statements.

BLS MEDIA, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,2009	For the Three Months Ended March 31,2008	For the Period from Inception (October 31, 2006) through March 31, 2009

Net revenue	$-	$-	$403

Operating expenses
Legal and professional	17,036	15,611	133,008
General and Administrative	1,143	1,187	10,420

Total operating expenses	18,179	16,798	143,428

Operating loss	(18,179)	(16,798)	(143,025)

Interest expense	(440)	(440)	(3,979)

Loss before income taxes	(18,619)	(17,238)	(147,004)

Provision for income taxes	-	-	-

Net loss	$(18,619)	$(17,238)	$(147,004)

Net loss per common share – basic and diluted	$(0.01)	$-	$(0.03)

Weighted average of common
shares – basic and diluted	$4,515,000	$4,515,500	$4,369,262

See accompanying notes to financial statements.

BLS MEDIA, INC.
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM INCEPTION (OCTOBER 31, 2006)
THROUGH MARCH 31, 2009
(Unaudited)

				Deficit
				Accumulated	Total
	Common Stock		Additional	During	Stockholders’
	Number of Shares	Amount	Paid-In Capital	Development Stage	Equity (Deficit)

Balance, October 31, 2006	-	$-	$-	$-	$-

Issuance of common stock, November 1, 2006	4,000,000	4,000	-	-	4,000

Additional paid-in capital in exchange for facilities
provided by related party	-	-	400	-	400

Net loss	-	-	-	(11,014)	(11,014)

Balance, December 31, 2006 (Audited)	4,000,000	4,000	400	(11,014)	(6,614)

Issuance of common stock for cash, June 30, 2007	315,500	316	31,234	-	31,550

Issuance of common stock for cash, July 23, 2007	200,000	200	19,800	-	20,000

Additional paid-in capital in exchange for facilities
provided by related party	-	-	2,400	-	2,400

Net loss	-	-	-	(69,026)	(69,026)

Balance, December 31, 2007	4,515,500	4,516	53,834	(80,040)	(21,690)

Additional paid-in capital in exchange for facilities
provided by related party	-	-	2,400	-	2,400

Net loss	-	-	-	(48,345)	(48,345)

Balance, December 31, 2008	4,515,500	4,516	56,234	(128,385)	(67,635)

Additional paid-in capital in exchange for facilities
provided by related party	-	-	600	-	600

Net loss	-	-	-	(18,619)	(18,619)

Balance, March 31, 2009	4,515,500	$4,516	$56,834	$(147,004)	$(85,654)

See accompanying notes to financial statements.

BLS MEDIA, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31, 2009	For the Three Months Ended March 31, 2008	For the Period from Inception (October 31, 2006) through March 31, 2009
Cash flows from operating activities
Net loss	$(18,619)	$(17,238)	$(147,004)
Adjustments to reconcile net loss to net cash used in operating activities
Additional paid-in capital in exchange for facilities provided by related party	600	600	5,800
Depreciation	153	105	1,042
Changes in operating assets and liabilities
(Increase) in prepaid expenses	-	2,500	-
Increase in accounts payable and accrued expenses	9,665	1,840	66,874

Net cash used in operating activities	(8,201)	(12,193)	(73,288)

Cash flows from investing activities
Purchase of property and equipment	-	-	(3,056)

Net cash used by investing activities	-	-	(3,056)

Cash flows from financing activities
Proceeds from issuance of stockholder loan	-	-	22,000
Proceeds from issuance of common stock	-		55,550

Net cash provided by financing activities	-	-	77,550

Net increase in cash	(8,201)	(12,193)	1,206

Cash, beginning of period	9,407	38,253	-

Cash, end of period	$1,206	$26,060	$1,206

Supplemental disclosure of cash flowinformation

Income taxes paid	$-	$-	$-

Interest paid	$-	$-	$-

See accompanying notes to financial statements.

BLS MEDIA, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2009
(Unaudited)

1.             NATURE OF OPERATIONS AND BASIS OF PRESENTATION

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

Basis of Presentation

The unaudited financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X pursuant to the rules and regulations of the Securities and Exchange Commission.  They do not include all information and notes required by generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the audited consolidated financial statements included on Form 10-K of BLS Media, Inc. for the year ended December 31, 2008. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2009, are not necessarily indicative of the results that may be expected for any other interim period or the entire year.  For further information, these unaudited financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2008, included in the Company’s annual report on Form 10-K.

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

BLS MEDIA, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2009
(Unaudited)

1.             NATURE OF OPERATIONS AND BASIS OF PRESENTATION (Continued)

Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Financial Accounting Standard (FAS) 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.  Based on the guidance, if an entity determines that the level of activity for an asset or liability has significantly decreased and that a transaction is not orderly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transaction or quoted prices may be necessary to estimate fair value in accordance with Statement of Financial Accounting Standards (SFAS) No. 157 Fair Value Measurements. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The company will adopt this FSP for its quarter ending June 30, 2009. There is no expected impact on the Company’s financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. The guidance applies to investments in debt securities for which other-than-temporary impairments may be recorded. If an entity’s management asserts that it does not have the intent to sell a debt security and it is more likely than not that it will not have to sell the security before recovery of its cost basis, then an entity may separate other-than-temporary impairments into two components: 1) the amount related to credit losses (recorded in earnings), and 2) all other amounts (recorded in other comprehensive income). This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The company will adopt this FSP for its quarter ending June 30, 2009. There is no expected impact on the Company’s financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (APB) 28-1, Interim Disclosures about Fair Value of Financial Instruments. The FSP amends SFAS No. 107 “Disclosures about Fair Value of Financial Instruments” to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The company will include the required disclosures in its quarter ending June 30, 2009.

BLS MEDIA, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2009
(Unaudited)

1.             NATURE OF OPERATIONS AND BASIS OF PRESENTATION (Continued)

Recent Accounting Pronouncements (continued)

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, which became effective January 1, 2009 via prospective application to business combinations. This Statement requires that the acquisition method of accounting be applied to a broader set of business combinations, amends the definition of a business combination, provides a definition of a business, requires an acquirer to recognize an acquired business at its fair value at the acquisition date and requires the assets and liabilities assumed in a business combination to be measured and recognized at their fair values as of the acquisition date (with limited exceptions). The company adopted this Statement on January 1, 2009. There was no impact upon adoption, and its effects on future periods will depend on the nature and significance of business combinations subject to this statement.

In April 2009, the FASB issued FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. This FSP requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If fair value cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with SFAS No. 5, “Accounting for Contingencies” and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss”. Further, the FASB removed the subsequent accounting guidance for assets and liabilities arising from contingencies from SFAS No. 141(R). The requirements of this FSP carry forward without significant revision the guidance on contingencies of SFAS No. 141, “Business Combinations”, which was superseded by SFAS No. 141(R) (see previous paragraph). The FSP also eliminates the requirement to disclose an estimate of the range of possible outcomes of recognized contingencies at the acquisition date. For unrecognized contingencies, the FASB requires that entities include only the disclosures required by SFAS No. 5. This FSP was adopted effective January 1, 2009. There was no impact upon adoption, and its effects on future periods will depend on the nature and significance of business combinations subject to this statement.

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets. The FSP states that in developing assumptions about renewal or extension options used to determine the useful life of an intangible asset, an entity needs to consider its own historical experience adjusted for entity-specific factors. In the absence of that experience, an entity shall consider the assumptions that market participants would use about renewal or extension options. This FSP is to be applied to intangible assets acquired after January 1, 2009. The adoption of this FSP did not have an impact on the Company’s financial statements.

BLS MEDIA, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2009
(Unaudited)

1.             NATURE OF OPERATIONS AND BASIS OF PRESENTATION (Continued)

Recent Accounting Pronouncements (continued)

In November 2008, the FASB ratified EITF Issue 08-7, Accounting for Defensive Intangible Assets. A defensive intangible asset is an asset acquired in a business combination or in an asset acquisition that an entity does not intend to actively use. According to the guidance, defensive intangible assets are considered to be a separate unit of account and valued based on their highest and best use from the perspective of an external market participant. The company adopted EITF 08-7 on January 1, 2009. There was no impact upon adoption, and its effects on future periods will depend on the nature and significance of the business combinations subject to this statement.

2.             GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred a net operating loss of ($147,004) from inception (October 31, 2006) through March 31, 2009. The Company is subject to those risks associated with development stage companies.  The Company has sustained losses since inception and additional debt and equity financing will be required by the Company to fund its development activities and to support operations.  However, there is no assurance that the Company will be able to obtain additional financing.  Furthermore, there is no assurance that rapid technological changes, changing customer needs and evolving industry standards will enable the Company to introduce new products on a continual and timely basis so that profitable operations can be attained.

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

BLS MEDIA, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2009
(Unaudited)

3.             FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

Fair Value Measurements (continued)

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

The following table presents the Company's fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of March 31, 2009 and December 31, 2008:

BLS MEDIA, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2009
(Unaudited)

3.             FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

Fair Value Measurements (continued)

	March 31, 2009
	Level 1		Level 2	Level 3	Total
Assets
Cash		$-	$1,206	$-	$1,206
Liabilities
Accounts payable		-	-	66,874	66,874
Loan from stockholder		-	-	22,000	22,000
	$		$1,206	$88,874	$90,080

	December 31, 2008
	Level 1	Level 2	Level 3	Total
Assets
Cash	$-	$9,407	$-	$9,407
Liabilities
Accounts payable	-	-	57,209	57,209
Loan from stockholder	-	-	22,000	22,000
	$-	$9,407	$79,209	$88,616

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
MARCH 31, 2009
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

As of March 31, 2009, the Company had federal net operating loss carryforwards of approximately ($147,000), which can be used to offset future federal income tax.  The federal and state net operating loss carryforwards expire at various dates through 2029.  Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured.

A summary of the Company’s deferred tax assets as of March 31, 2009 and December 31, 2008 are as follows:

	Mar. 31, 2009		Dec. 31, 2008

Federal net operating loss (@ 25%)		$36,750		$31,000
Less: valuation allowance		(36,750)		(31,000)

Net deferred tax asset	$	---	$	---

The valuation allowance increased $5,750 for the three months ended March 31, 2009.

7.             RELATED PARTY TRANSACTIONS

From the Company’s inception (October 31, 2006) through March 31, 2009, the Company utilized office space of an officer and stockholder at no charge.  The Company treated the usage of the office space as additional paid-in capital and charged the estimated fair value rent of $200 per month to operations.  For the three months ended March 31, 2009 and 2008, the Company recorded rent expense of $600 and $600, respectively.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the year ended December 31, 2008, together with notes thereto as previously filed with our Annual Report on Form 10-K.  In addition, these accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Quarterly Report on Form 10-Q for the period ended March 31, 2009.

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

Liquidity and Capital Resources.  We had cash of $1,206 as of March 31, 2009, which equals our total current assets as of that date. Our total assets of $3,220 as of March 31, 2009, included our current assets of $1,206 and property and equipment of $2,014, net of accumulated depreciation of $1,042.

Our current liabilities were $88,874 as of March 31, 2009, which was represented by accounts payable of $66,874 and a loan of $22,000 from Gary Prager, our officer, principal shareholder and one of our directors.  The note bears interest at 8% and is due upon demand, and originally due no later than December 28, 2007, but later amended to extend the due date of the loan to January 28, 2010. Mr. Prager advanced those funds to us for working capital.  We had no other liabilities and no long term commitments or contingencies as of September 30, 2008.

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

For the three months ended March 31, 2009 as compared to the three months ended on March 31, 2008.

Results of Operations.

Revenues. We had no revenues for the three months ended March 31, 2009, as compared to no revenues generated during the three months ended March 31, 2008.  We hope to generate revenues as we continue operations and implement our business plan.

Operating Expenses. For the three months ended March 31, 2009, our total operating expenses were $18,179, as compared to $16,798 total operating expenses for the three months ended on March 31, 2008. The increase in total operating expenses is primarily due to the increase in professional fees. For the three months ended March 31, 2009, we had legal and professional expenses of $17,036, and other general and administrative expenses of $1,143. In comparison, for the three months ended March 31, 2008, we had legal and professional expenses of $15,611 and general and administrative expenses of $1,187.  The greater amount of legal and profession expenses for the three months ended on March 31, 2009, was due to increased legal fees incurred from preparing our Annual Report on Form 10-K.

Net Income or Loss.  For the three months ended March 31, 2009, our net operating loss was $18,619 after interest expense of $440.  This is in comparison to the three months ended on March 31, 2008, where our net operating loss was $17,238 after interest expense of $440.  The increase in our net loss between the two periods was due to the increase in professional fees incurred for the three months ended on March 31, 2009, as discussed above.

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

We have cash and cash equivalents of $1,206 as of March 31, 2009.  In the opinion of management, available funds will not satisfy our working capital requirements to operate at our current level of activity for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. In order to implement our business plan in the manner we envision, we will need to raise additional capital in addition to the funds that we recently raised.  We cannot guaranty that we will be able to raise additional funds. Moreover, in the event that we can raise additional funds, we cannot guaranty that additional funding will be available on favorable terms. In the event that we experience a shortfall in our capital, we hope that our officers, directors and principal shareholders will contribute funds to pay for our expenses to achieve our objectives over the next twelve months.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of March 31, 2009, the date of this report, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were effective.

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

BLS Media, Inc., a Nevada corporation

May 15, 2008	By:	/s/ Brittany Prager
Brittany Prager President and a Director (Principal Executive Officer)

May 15, 2008	By:	/s/ Gary Prager
Gary Prager Chief Financial Officer and a Director (Principal Financial and Accounting Officer)