Form 10-Q
period 2009-06-30
BLS Media, Inc.
filed 2009-08-12
CIK 1392121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the quarterly period ended June 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the transition period from ____to____

  Commission File Number: 000-52512

BLS Media, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	20-5874196
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1683 Duarte Drive, Henderson, Nevada 89014
(Address of principal executive offices)

702-450-2163
(Issuer’s Telephone Number)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐Yes ☐No

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒Yes ☐No

 As of August   7   , 2009, there were 4,515,500 shares of the issuer's $.001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

TABLE OF CONTENTS

Balance Sheets ...3

Statements of Operations ...4

Statements of Changes in Stockholders’ Deficit ...5

Statements of Cash Flows ...7

Notes to Financial Statements ...8

BLS MEDIA, INC.
(A Development Stage Company)
BALANCE SHEETS

ASSETS

	June 30, 2009 (Unaudited)	December 31, 2008
Current assets
Cash	$44	$9,407

Total current assets	44	9,407

Property and equipment, net of $1,195 and $889 accumulated depreciation, respectively	1,861	2,167

Total assets	$1,905	$11,574

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued expenses	$69,401	$57,209
Loans from stockholders	28,000	22,000

Total current liabilities	97,401	79,209

Stockholders’ deficit
Common stock, $.001 par value; 100,000,000 shares authorized, 4,515,500 shares issued and outstanding	4,516	4,516
Additional paid-in capital	57,434	56,234
Deficit accumulated during the development stage	(157,446)	(128,385)

Total stockholders’ deficit	(95,496)	(67,635)

Total liabilities and stockholders’ deficit	$1,905	$11,574

BLS MEDIA, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended June 30, 2009	For the Three Months Ended June 30, 2008	For the Six Months ended June 30, 2009	For the Six Months Ended June 30, 2008	For the Period from Inception (October 31, 2006) through June 30, 2009
Net revenue	$-	$-	$-	$-	$403

Operating expenses
Legal and professional	9,068	10,512	26,104	26,123	142,076
General and Administrative	816	883	1,959	2,070	11,236

Total operating expenses	9,884	11,395	28,063	28,193	153,312

Net operating loss	(9,884)	(11,395)	(28,063)	(28,193)	(152,909

Interest expense	(558)	(440)	(998)	(880)	(4,537)

Loss before income taxes	(10,442)	(11,835)	(29,061)	(29,073)	(157,446)

Provision for income taxes	-	-	-	-	-

Net loss	$(10,442)	$(11,835)	$(29,061)	$(29,073)	$(157,446)

Net loss per common share – basic and diluted	$-	$-	$(0.01)	$(0.01)	$(0.04)

Weighted average of common shares – basic and diluted	4,515,500	4,515,500	4,515,500	4,515,500	4,382,953

See accompanying notes to financial statements

BLS MEDIA, INC.
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM INCEPTION (OCTOBER 31, 2006)
THROUGH JUNE 30, 2009
(UNAUDITED)

				Deficit
	Common Stock			Accumulated
	Number of Shares	Amount	Additional Paid-In Capital	During Development Stage	Total Stockholders’ Equity (Deficit)

Balance, October 31, 2006	-	$-	$-	$-	$-

Issuance of common stock, November 1, 2006	4,000,000	4,000	-	-	4,000

Additional paid-in capital in exchange for facilities provided by related party	-	-	400	-	400

Net loss	-	-	-	(11,014)	(11,014)

Balance, December 31, 2006 (Audited)	4,000,000	4,000	400	(11,014)	(6,614)

Issuance of common stock for cash, June 30, 2007	315,500	316	31,234	-	31,550

Issuance of common stock for cash, July 23, 2007	200,000	200	19,800	-	20,000

Additional paid-in capital in exchange for facilities provided by related party	-	-	2,400	-	2,400

Net loss	-	-	-	(69,026)	(69,026)

Balance, December 31, 2007	4,515,500	4,516	53,834	(80,040)	(21,690)

Additional paid-in capital in exchange for facilities provided by related party	-	-	2,400	-	2,400

Net loss	-	-	-	(48,345)	(48,345)

Balance, December 31, 2008	4,515,500	4,516	56,234	(128,385)	(67,635)

See accompanying notes to financial statements

BLS MEDIA, INC.
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM INCEPTION (OCTOBER 31, 2006)
THROUGH JUNE 30, 2009
(UNAUDITED)

				Deficit
	Common Stock			Accumulated
	Number of Shares	Amount	Additional Paid-In Capital	During Development Stage	Total Stockholders’ Equity (Deficit)
Additional paid-in capital in exchange for facilities provided by related party	-	-	1,200	-	1,200

Net loss	-	-	-	(29,061)	(29,061)

Balance, June 30, 2009	4,515,500	$4,516	$57,434	$(157,446)	$(95,496)

See accompanying notes to financial statements

BLS MEDIA, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30, 2009	For the Six Months Ended June 30, 2008	For the Period from Inception (October 31, 2006) through June 30, 2009
Cash flows from operating activities
Net loss	$(29,061)	$(29,073)	$(157,446)
Adjustments to reconcile net loss to net cash used in operating activities
Additional paid-in capital in exchange for facilities provided by related party	1,200	1,200	6,400
Depreciation	306	250	1,195
Changes in operating assets and liabilities
(Increase) in prepaid expenses	-	5,000	-
Increase in accounts payable and accrued expenses	12,192	5,491	69,401

Net cash used in operating activities	(15,363)	(17,132)	(80,450)

Cash flows from investing activities
Purchase of property and equipment	-	(949)	(3,056)

Net cash used by investing activities	-	(949)	(3,056)

Cash flows from financing activities
Proceeds from issuance of stockholder loan	-	-	22,000
Proceeds from issuance of loan	6,000	-	6,000
Proceeds from issuance of common stock	-		55,550

Net cash provided by financing activities	6,000	-	83,550

Net increase in cash	(9,363)	(18,081)	44

Cash, beginning of period	9,407	38,253	-

Cash, end of period	$44	$20,172	$44

Supplemental disclosure of cash flow information
Income taxes paid	$-	$-	$-

Interest paid	$-	$-	$-

See accompanying notes to financial statements

BLS MEDIA, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2009
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

Basis of Presentation

The unaudited financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X pursuant to the rules and regulations of the Securities and Exchange Commission.  They do not include all information and notes required by generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the audited consolidated financial statements included on Form 10-K of BLS Media, Inc. for the year ended December 31, 2008. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six months ended June 30, 2009, are not necessarily indicative of the results that may be expected for any other interim period or the entire year.  For further information, these unaudited financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2008, included in the Company’s annual report on Form 10-K.

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
JUNE 30, 2009
(UNAUDITED)

1.	NATURE OF OPERATIONS AND BASIS OF PRESENTATION (Continued)

Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Financial Accounting Standard (FAS) 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.  Based on the guidance, if an entity determines that the level of activity for an asset or liability has significantly decreased and that a transaction is not orderly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transaction or quoted prices may be necessary to estimate fair value in accordance with Statement of Financial Accounting Standards (SFAS) No. 157 Fair Value Measurements. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company adopted this FSP for its quarter ending June 30, 2009. There was no impact on the Company’s financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. The guidance applies to investments in debt securities for which other-than-temporary impairments may be recorded. If an entity’s management asserts that it does not have the intent to sell a debt security and it is more likely than not that it will not have to sell the security before recovery of its cost basis, then an entity may separate other-than-temporary impairments into two components: 1) the amount related to credit losses (recorded in earnings), and 2) all other amounts (recorded in other comprehensive income). This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company adopted this FSP for its quarter ending June 30, 2009. There was no impact on the Company’s financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (APB) 28-1, Interim Disclosures about Fair Value of Financial Instruments. The FSP amends SFAS No. 107 “Disclosures about Fair Value of Financial Instruments” to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company included the required disclosures in its quarter ending June 30, 2009.

BLS MEDIA, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2009
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

BLS MEDIA, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2009
(UNAUDITED)

2.           GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred a net operating loss of ($157,446) from inception (October 31, 2006) through June 30, 2009. The Company is subject to those risks associated with development stage companies.  The Company has sustained losses since inception and additional debt and equity financing will be required by the Company to fund its development activities and to support operations.  However, there is no assurance that the Company will be able to obtain additional financing.  Furthermore, there is no assurance that rapid technological changes, changing customer needs and evolving industry standards will enable the Company to introduce new products on a continual and timely basis so that profitable operations can be attained.

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
JUNE 30, 2009
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

The following table presents the Company's fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of June 30, 2009 and December 31, 2008:

BLS MEDIA, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2009
(UNAUDITED)

3.         FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

Fair Value Measurements (continued)

	June 30, 2009
	Level 1	Level 2	Level 3	Total
Assets
Cash	$-	$44	$-	$44
Liabilities
Accounts payable	-	-	69,401	69,401
Loan from stockholder	-	-	22,000	22,000
Loan payable	-	-	6,000	6,000
	$-	$44	$97,401	$97,445

	December 31, 2008
	Level 1	Level 2	Level 3	Total
Assets
Cash	$-	$9,407	$-	$9,407
Liabilities
Accounts payable	-	-	57,209	57,209
Loan from stockholder	-	-	22,000	22,000
	$-	$9,407	$79,209	$88,616

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
JUNE 30, 2009
(UNAUDITED)

4.           LOANS FROM STOCKHOLDERS

The Company has an outstanding note payable with a stockholder in the amount of $22,000.  Per the terms of the note, this loan was due in one lump-sum payment on December 28, 2007, together with interest that accrues at the rate of 8% per annum.  The loan funds are to be used for working capital purposes.  The loan agreement was amended to extend the due date of the loan to January 28, 2010.

On April 20, 2009, the Company entered into a note payable with a stockholder in the amount of $6,000.  Per the terms of the note, this loan is due upon demand and accrues interest at the rate of 10% per annum.  The loan funds are to be used for working capital purposes.

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

As of June 30, 2009, the Company had federal net operating loss carryforwards of approximately ($157,000), which can be used to offset future federal income tax.  The federal and state net operating loss carryforwards expire at various dates through 2029.  Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured.

A summary of the Company’s deferred tax assets as of June 30, 2009 and December 31, 2008 are as follows:

	June 30, 2009		December 31, 2008

Federal net operating loss (@ 25%)		$39,250		$31,000
Less: valuation allowance		(39,250)		(31,000)

Net deferred tax asset	$	---	$	---

The valuation allowance increased $8,250 for the six months ended June 30, 2009.

7.         RELATED PARTY TRANSACTIONS

From the Company’s inception (October 31, 2006) through June 30, 2009, the Company utilized office space of an officer and stockholder at no charge.  The Company treated the usage of the office space as additional paid-in capital and charged the estimated fair value rent of $200 per month to operations.  For the six months ended June 30, 2009 and 2008, the Company recorded rent expense of $1,200 and $1,200, respectively.

8.         SUBSEQUENT EVENT

On July 13, 2009, the Company entered into a note payable with a stockholder in the amount of $5,000.  Per the terms of the note, this loan is due upon demand and accrues interest at the rate of 10% per annum.  The loan funds are to be used for working capital purposes.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the year ended December 31, 2008, together with notes thereto as previously filed with our Annual Report on Form 10-K.  In addition, these accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Quarterly Report on Form 10-Q for the period ended June 30, 2009.

Liquidity and Capital Resources.  We had cash of $44 as of June 30, 2009, which equals our total current assets as of that date. Our total assets of $,1905 as of June 30, 2009, included our current assets of $44 and property and equipment of $1,861, net of accumulated depreciation of $1,195.

Our current liabilities were $97,401 as of June 30, 2009, which was represented by accounts payable of $67,401, and loan payable to shareholders of $28,000. One of those loans is for $22,000 and is payable to Gary Prager, our officer, principal shareholder and one of our directors. The note to Gary Prager bears interest at 8% and is due upon demand, and originally due no later than December 28, 2007, but later amended to extend the due date of the loan to January 28, 2010. Mr. Prager advanced those funds to us for working capital.  The other loan for $6,000 is payable to one of our minority shareholders, is due upon demand and accrues interest at the rate of 10% per annum.  We had no other liabilities and no long term commitments or contingencies as of June 30, 2009.

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

For the three months ended June 30, 2009 as compared to the three months ended June 30, 2008.

Results of Operations.

Revenues. We had no revenues for the three months ended June 30, 2009, as compared to no revenues generated during the three months ended June 30, 2008.  We hope to generate revenues as we continue operations and implement our business plan.

Operating Expenses. For the three months ended June 30, 2009, our total operating expenses were $9,884, as compared to total operating expenses of $11,395 for the three months ended on June 30, 2008. The decrease in total operating expenses is primarily due to the decrease in professional fees, which decreased from $10,512 for the three months ended June 30, 2008 to $9,068 for the three months ended June 30, 2009.

Net Income or Loss.  For the three months ended June 30, 2009, our net loss was $10,442 after interest expense of $558.  This is in comparison to the three months ended on June 30, 2008, where our net loss was $11,835 after interest expense of $440.  The decrease in our net loss between the two periods was due to the decrease in professional fees incurred for the three months ended on June 30, 2009, as discussed above.

For the six months ended June 30, 2009 as compared to the six months ended on June 30, 2008.

Results of Operations.

Revenues. We had no revenues for the six months ended June 30, 2009, as compared to no revenues generated during the six months ended June 30, 2008.  We hope to generate revenues as continue operations and implement our business plan.

Operating Expenses. For the six months ended June 30, 2009, our total operating expenses were $28,063, as compared to total operating expenses of $28,193 for the six months ended on June 30, 2008. A significant portion of our total operating expenses is primarily due to the professional fees, which is attributed to the increased legal expenses and accounting expenses related to being a public company. We expect that we will continue to incur such expenses. For the six months ended June 30, 2009, we had legal and professional expenses of $26,104, and other general and administrative expenses of $1,959. In comparison, for the six months ended on June 30, 2008, we had legal and professional expenses of $26,123 and general and administrative expenses of $2,070.

Net Income or Loss.  For the six months ended June 30, 2009, our net loss was $29,061 after interest expense of $998.  This is in comparison to the six months ended on June 30, 2008, where our net loss was $29,073 after interest expense of $880.

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

We have cash and cash equivalents of $44 as of June 30, 2009.  In the opinion of management, available funds will not satisfy our working capital requirements to operate at our current level of activity for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. In order to implement our business plan in the manner we envision, we will need to raise additional capital in addition to the funds that we recently raised.  We cannot guaranty that we will be able to raise additional funds. Moreover, in the event that we can raise additional funds, we cannot guaranty that additional funding will be available on favorable terms. In the event that we experience a shortfall in our capital, we hope that our officers, directors and principal shareholders will contribute funds to pay for our expenses to achieve our objectives over the next twelve months.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of June 30, 2009, the date of this report, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were effective.

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

BLS Media, Inc., a Nevada corporation

August 11, 2009	By:	/s/ Brittany Prager
Brittany Prager President and a Director (Principal Executive Officer)

August 11, 2009	By:	/s/ Gary Prager
Gary Prager Chief Financial Officer and a Director (Principal Financial and Accounting Officer)