Form 10-Q
period 2009-09-30
BLS Media, Inc.
filed 2009-11-13
CIK 1392121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the quarterly period ended September 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the transition period from ____to____

  Commission File Number: 000-52512

BLS Media, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	20-5874196
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

 As of November 13, 2009, there were 4,515,500 shares of the issuer's $.001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

BLS MEDIA, INC.
(A Development Stage Company)
BALANCE SHEETS

ASSETS

	September 30, 2009 (Unaudited)	December 31, 2008
Current assets
Cash	$21	$9,407

Total current assets	21	9,407

Property and equipment, net of $1,348 and $889 accumulated depreciation, respectively	1,708	2,167

Total assets	$1,729	$11,574

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued expenses	$72,361	$57,209
Loans from stockholders	33,000	22,000

Total current liabilities	105,361	79,209

Stockholders’ deficit
Common stock, $.001 par value; 100,000,000 shares authorized, 4,515,500 shares issued and outstanding	4,516	4,516
Additional paid-in capital	58,034	56,234
Deficit accumulated during the development stage	(166,182)	(128,385)

Total stockholders’ deficit	(103,632)	(67,635)

Total liabilities and stockholders’ deficit	$1,729	$11,574

See accompanying notes to financial statements.

BLS MEDIA, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended September 30, 2009	For the Three Months Ended September 30, 2008	For the Nine Months ended September 30, 2009	For the Nine Months Ended September 30, 2008	For the Period from Inception (October 31, 2006) through September 30, 2009
Net revenue	$-	$-	$-	$-	$403

Operating expenses
Legal and professional	7,234	7,661	33,338	33,784	149,310
General and Administrative	801	1,008	2,760	3,078	12,036

Total operating expenses	8,035	8,669	36,098	36,862	161,346

Net operating loss	(8,035)	(8,669)	(36,098)	(36,862)	(160,943)

Interest expense	(701)	(440)	(1,699)	(1,320)	(5,239)

Loss before income taxes	(8,736)	(9,109)	(37,797)	(38,182)	(166,182)

Provision for income taxes	-	-	-	-	-

Net loss	$(8,736)	$(9,109)	$(37,797)	$(38,182)	$(166,182)

Net loss per common share – basic and diluted	$-	$-	$(0.01)	$(0.01)	$(0.04)

Weighted average of common shares – basic and diluted	4,515,500	4,515,500	4,515,500	4,515,500	4,394,414

See accompanying notes to financial statements.

BLS MEDIA, INC.
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM INCEPTION (OCTOBER 31, 2006)
THROUGH SEPTEMBER 30, 2009

				Deficit
	Common Stock			Accumulated
	Number of Shares	Amount	Additional Paid-In Capital	During Development Stage	Total Stockholders’ Equity (Deficit)

Balance, October 31, 2006	-	$-	$-	$-	$-

Issuance of common stock, November 1, 2006	4,000,000	4,000	-	-	4,000

Additional paid-in capital in exchange for facilities provided by related party	-	-	400	-	400

Net loss	-	-	-	(11,014)	(11,014)

Balance, December 31, 2006 (Audited)	4,000,000	4,000	400	(11,014)	(6,614)

Issuance of common stock for cash, June 30, 2007	315,500	316	31,234	-	31,550

Issuance of common stock for cash, July 23, 2007	200,000	200	19,800	-	20,000

Additional paid-in capital in exchange for facilities provided by related party	-	-	2,400	-	2,400

Net loss	-	-	-	(69,026)	(69,026)

Balance, December 31, 2007 (Audited)	4,515,500	4,516	53,834	(80,040)	(21,690)

Additional paid-in capital in exchange for facilities provided by related party	-	-	2,400	-	2,400

Net loss	-	-	-	(48,345)	(48,345)

Balance, December 31, 2008 (Audited)	4,515,500	4,516	56,234	(128,385)	(67,635)

Additional paid-in capital in exchange for facilities provided by related party	-	-	1,800	-	1,800

Net loss	-	-	-	(37,797)	(37,797)

Balance, September 30, 2009 (Unaudited)	4,515,500	$4,516	$58,034	$(166,182)	$(103,632)

See accompanying notes to financial statements.

BLS MEDIA, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended September 30, 2009	For the Nine Months Ended September 30, 2008	For the Period from Inception (October 31, 2006) through September 30, 2009
Cash flows from operating activities
Net loss	$(37,797)	$(38,182)	$(166,182)
Adjustments to reconcile net loss to net cash used in operating activities
Additional paid-in capital in exchange for facilities provided by related party	1,800	1,800	7,000
Depreciation	459	403	1,348
Changes in operating assets and liabilities
(Increase) in prepaid expenses	-	5,417	-
Increase in accounts payable and accrued expenses	15,152	8,376	72,361

Net cash used in operating activities	(20,386)	(22,186)	(85,473)

Cash flows from investing activities
Purchase of property and equipment	-	(949)	(3,056)

Net cash used by investing activities	-	(949)	(3,056)

Cash flows from financing activities
Proceeds from issuance of stockholder loan	-	-	22,000
Proceeds from issuance of loan	11,000	-	11,000
Proceeds from issuance of common stock	-		55,550

Net cash provided by financing activities	11,000	-	88,550

Net increase in cash	(9,386)	(23,135)	21

Cash, beginning of period	9,407	38,253	-

Cash, end of period	$21	$15,118	$21

Supplemental disclosure of cash flow information
Income taxes paid	$-	$-	$-

Interest paid	$-	$-	$-

See accompanying notes to financial statements.

BLS MEDIA, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(UNAUDITED)

1.	NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Nature of Operations

BLS Media, Inc. (the Company) is currently a development stage company under the provisions of ASC 915, Development Stage Entities, and was incorporated under the laws of the State of Nevada on October 31, 2006.  Since inception, the Company has produced minimal revenues and will continue to report as a development stage company until significant revenues are produced.

The Company is a full service video production and media relations company that specializes in providing customized video production services, public relations services and copy editing services to businesses.

The Company has evaluated subsequent events through November 13, 2009, the date these financial statements were issued.

Basis of Presentation

The unaudited financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X pursuant to the rules and regulations of the Securities and Exchange Commission.  They do not include all information and notes required by generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the audited consolidated financial statements included on Form 10-K of BLS Media, Inc. for the year ended December 31, 2008. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine months ended September 30, 2009, are not necessarily indicative of the results that may be expected for any other interim period or the entire year.  For further information, these unaudited financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2008, included in the Company’s annual report on Form 10-K.

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

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued ASC Statement No. 105, the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (ASC 105).  ASC 105 will become the single source authoritative nongovernmental U.S. generally accepted accounting principles (GAAP), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force, and related accounting literature.  ASC 105 reorganized the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure.  Also included is relevant SEC guidance organized using the same topical structure in separate sections.  The Company adopted ASC 105 on July 1, 2009.  The adoption of ASC 105 did not have an impact on the Company’s financial position or results of operations.

On April 1, 2009, the Company adopted ASC 825-10-65, Financial Instruments – Overall – Transition and Open Effective Date Information (ASC 825-10-65). ASC 825-10-65 amends ASC 825-10 to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements and also amends ASC 270-10 to require those disclosures in all interim financial statements. The adoption of ASC 825-10-65 did not have a material impact on the Company’s results of operations or financial condition.

On April 1, 2009, the Company adopted ASC 855, Subsequent Events (ASC 855). ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date – that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. The adoption of ASC 855 did not have a material impact on the Company’s results of operations or financial condition.

BLS MEDIA, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(UNAUDITED)

1.           NATURE OF OPERATIONS AND BASIS OF PRESENTATION (Continued)

Recent Accounting Pronouncements (continued)

On July 1, 2009, the Company adopted ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) (ASU 2009-05). ASU 2009-05 provided amendments to ASC 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities. ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain techniques. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. ASU 2009-05 also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The adoption of ASU 2009-05 did not have a material impact on the Company’s results of operations or financial condition.

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements, (amendments to ASC 605, Revenue Recognition) (ASU 2009-13).  ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method.  ASU 2009-13 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company does not expect adoption of ASU 2009-13 to have a material impact on the Company’s results of operations or financial condition.

2.           GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred a net operating loss of ($166,182) from inception (October 31, 2006) through September 30, 2009. The Company is subject to those risks associated with development stage companies.  The Company has sustained losses since inception and additional debt and equity financing will be required by the Company to fund its development activities and to support operations.  However, there is no assurance that the Company will be able to obtain additional financing.  Furthermore, there is no assurance that rapid technological changes, changing customer needs and evolving industry standards will enable the Company to introduce new products on a continual and timely basis so that profitable operations can be attained.

3.         FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair Value Measurements

On January 1, 2008, the Company adopted FASB Accounting Standards Codification No. 820, Fair Value Measurements.  ASC 820 relates to financial assets and financial liabilities.

Determination of Fair Value

At September 30, 2009, the Company calculated the fair value of its assets and liabilities for disclosure purposes only.

Valuation Hierarchy

ASC 820 establishes a three-level valuation hierarchy for the use of fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date:

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

The following table presents the Company's fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of September 30, 2009 and December 31, 2008:

3.         FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

Fair Value Measurements (continued)

	September 30, 2009
	Level 1	Level 2	Level 3	Total
Assets
Cash	$-	$21	$-	$21
Liabilities
Accounts payable	-	-	72,361	72,361
Loans from stockholders	-	-	33,000	33,000
	$-	$21	$105,361	$105,382

	December 31, 2008
	Level 1	Level 2	Level 3	Total
Assets
Cash	$-	$9,407	$-	$9,407
Liabilities
Accounts payable	-	-	57,209	57,209
Loan from stockholder	-	-	22,000	22,000
	$-	$9,407	$79,209	$88,616

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

As of September 30, 2009, the Company had federal net operating loss carryforwards of approximately ($163,000), which can be used to offset future federal income tax.  The federal and state net operating loss carryforwards expire at various dates through 2029.  Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured.

A summary of the Company’s deferred tax assets as of September 30, 2009 and December 31, 2008 are as follows:

	September 30, 2009		December 31, 2008

Federal net operating loss (@ 25%)		$41,000		$31,000
Less: valuation allowance		(41,000)		(31,000)

Net deferred tax asset	$	---	$	---
The valuation allowance increased $10,000 for the nine months ended September 30, 2009.

7.         RELATED PARTY TRANSACTIONS

From the Company’s inception (October 31, 2006) through September 30, 2009, the Company utilized office space of an officer and stockholder at no charge.  The Company treated the usage of the office space as additional paid-in capital and charged the estimated fair value rent of $200 per month to operations.  For the nine months ended September 30, 2009 and 2008, the Company recorded rent expense of $1,800 and $1,800, respectively.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the year ended December 31, 2008, together with notes thereto as previously filed with our Annual Report on Form 10-K.  In addition, these accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Quarterly Report on Form 10-Q for the period ended September 30, 2009.

Liquidity and Capital Resources.  We had cash of $21 as of September 30, 2009, which equals our total current assets as of that date. Our total assets of $1,729 as of September 30, 2009, included our current assets of $21 and property and equipment of $1,708, net of accumulated depreciation of $1,348.

Our current liabilities were $105,361 as of September 30, 2009, which was represented by accounts payable of $72,361, and loan payable to shareholders of $33,000. One of those loans is for $22,000 and is payable to Gary Prager, our officer, principal shareholder and one of our directors. The note to Gary Prager bears interest at 8% and is due upon demand, and originally due no later than December 28, 2007, but later amended to extend the due date of the loan to January 28, 2010. Mr. Prager advanced those funds to us for working capital.  The other loans for $11,000 are payable to two of our minority shareholders, are due upon demand and accrues interest at the rate of 10% per annum.  We had no other liabilities and no long term commitments or contingencies as of September 30, 2009.

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

For the three months ended September 30, 2009 as compared to the three months ended September 30, 2008.

Results of Operations.

Revenues. We had no revenues for the three months ended September 30, 2009, as compared to no revenues generated during the three months ended September 30, 2008.  We hope to generate revenues as we continue operations and implement our business plan.

Operating Expenses. For the three months ended September 30, 2009, our total operating expenses were $8,035, as compared to total operating expenses of $8,669 for the three months ended on September 30, 2008. The slight decrease in total operating expenses is primarily due to the decrease in professional fees, which decreased from $7,661 for the three months ended September 30, 2008 to $7,234 for the three months ended September 30, 2009.

Net Loss.  For the three months ended September 30, 2009, our net loss was $8,736 after interest expense of $701.  This is in comparison to the three months ended on September 30, 2008, where our net loss was $9,109 after interest expense of $440.  The decrease in our net loss between the two periods was due to the decrease in professional fees incurred for the three months ended on September 30, 2009, as discussed above.

For the nine months ended September 30, 2009 as compared to the nine months ended on September 30, 2008.

Results of Operations.

Revenues. We had no revenues for the nine months ended September 30, 2009, as compared to no revenues generated during the nine months ended September 30, 2008.  We hope to generate revenues as continue operations and implement our business plan.

Operating Expenses. For the nine months ended September 30, 2009, our total operating expenses were $36,098, as compared to total operating expenses of $36,862 for the nine months ended on September 30, 2008. A significant portion of our total operating expenses is primarily due to the professional fees, which is attributed to the increased legal expenses and accounting expenses related to being a public company. We expect that we will continue to incur such expenses. For the nine months ended September 30, 2009, we had legal and professional expenses of $33,338, and other general and administrative expenses of $2,760. In comparison, for the nine months ended on September 30, 2008, we had legal and professional expenses of $33,784 and general and administrative expenses of $3,078.

Net Loss.  For the nine months ended September 30, 2009, our net loss was $37,797 after interest expense of $1,699.  This is in comparison to the nine months ended on September 30, 2008, where our net loss was $38,182 after interest expense of $1,320.

Our Plan of Operation for the Next Twelve Months.  During the last nine months, our ability to execute our business plan has been significantly hindered by our inability to raise additional capital. In order to implement our business plan in the manner we envision, we will need to raise additional capital. If we are able to raise additional capital, then we intend to pursue accounts by contacting small to medium size companies that participate in the Las Vegas conventions. If we are not able to raise additional capital or generate revenues that cover our estimated operating costs, our business may ultimately fail.

We have cash and cash equivalents of $21 as of September 30, 2009.  In the opinion of management, available funds will not satisfy our working capital requirements to operate at our current level of activity for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. In order to implement our business plan in the manner we envision, we will need to raise additional capital in addition to the funds that we recently raised.  We cannot guaranty that we will be able to raise additional funds. Moreover, in the event that we can raise additional funds, we cannot guaranty that additional funding will be available on favorable terms. In the event that we experience a shortfall in our capital, we hope that our officers, directors and principal shareholders will contribute funds to pay for our expenses to achieve our objectives over the next twelve months.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of September 30, 2009, the date of this report, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were effective.

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

BLS Media, Inc., a Nevada corporation

November 13, 2009	By:	/s/ Brittany Prager
Brittany Prager President and a Director (Principal Executive Officer)

November 13, 2009	By:	/s/ Gary Prager
Gary Prager Chief Financial Officer and a Director (Principal Financial and Accounting Officer)