Form 10-K
period 2009-12-31
BLS Media, Inc.
filed 2010-04-13
CIK 1392121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the fiscal year ended December 31, 2009.

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

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes   ☒ No

Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes   ☒No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes     ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☒ Yes      ☐No

The aggregate market value of the registrant's shares of common stock held by non-affiliates of the registrant on June 30, 2009, based on $0.10 per share, the last price at which the common equity was sold by the registrant as of that date, was $51,550.

As of April 12, 2010, there were 4,515,500 shares of the issuer's $.001 par value common stock issued and outstanding.

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

Employees.  As of April 12, 2010, we have no employees other than our officers. We anticipate that we will not hire any employees in the next six months, unless we generate significant revenues. From time-to-time, we anticipate that we will use the services of independent contractors and consultants for the various services that we provide, if our existing staffing levels are not adequate to furnish such services.  We will determine when and whether to add to our staff or supplement it by means of independent contractors in the event that we obtain additional contracts for services.  We anticipate that we would engage independent contractors on a flat fee basis.

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

As of December 31, 2009, our net loss since inception was $173,592. We expect to incur significant operating and capital expenditures and, as a result, we expect significant net losses in the future. We will need to generate significant revenues to achieve and maintain profitability. We may not be able to generate sufficient revenues to achieve profitable operations.

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

Risks Related to Owning Our Common Stock:

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Property held by us. As of December 31, 2009 and 2008, we held no real property. We do not presently own any interests in real estate.

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

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information.  In September 2007, our common stock became eligible for quotation on the Over-the-Counter Bulletin Board under the symbol “BLSM”. As of April 12, 2010, no shares of our common stock have traded.

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

As of April 12, 2010, there were 37 record holders of our common stock.

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

Recent Sales of Unregistered Securities. There have been no sales of unregistered securities within the last three (3) years which would be required to be disclosed pursuant to Item 701 of Regulation S-K, except for the following:

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

Use of Proceeds of Registered Securities. There were no sales or proceeds during the calendar year ended December 31, 2009, for the sale of registered securities, except for the following:

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

These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009. The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the year ended December 31, 2009.

For the year ended December 31, 2009 compared to the year ended December 31, 2008.

Results of Operations

Revenues. We had no revenues for the year ended December 31, 2009, as compared no revenues for the year ended December 31, 2008.  Our ability to generate revenues has been significantly hindered by our lack of capital. We hope to generate revenues as we implement our business plan.

Operating Expenses. For the year ended December 31, 2009, our total operating expenses were $42,765, as compared to total operating expenses of $46,585 for the year ended December 31, 2008. For the year ended December 31, 2009, our total operating expenses consisted of professional fees of $39,217, which is attributed to the increased legal expenses and accounting expenses related to being a public company, and general and administrative expenses of $3,548. By comparison, for the year ended December 31, 2008, our total operating expenses consisted of professional fees of $42,016 and general and administrative expenses of $4,569. The decrease in professional fees from 2008 to 2009 was primarily attributed to reduced legal costs and 2009 included legal costs related to us becoming public company.  We expect that we will continue to incur significant legal and accounting expenses related to being a public company.

Net Loss.  For the year ended December 31, 2009, our net operating loss was $42,765 and our net loss was $45,207 after our interest expense of $2,442, as compared to the year ended December 31, 2008, in which our net operating loss was $48,345 and our net loss was $48,345 after our interest expense of $1,760.  We expect to continue to incur net losses for the foreseeable future and until we generate significant revenues.

Liquidity and Capital Resources. We had cash of $947 as of December 31, 2009, which equals our total current assets of $947 as of that date. We had cash of $9,407 as of December 31, 2008, which equals our total current assets of $9,407 as of that date. The decrease in the amount of our cash from 2008 to 2009 is due to in our inability to generate revenues and our inability to raise additional capital. We hope to obtain significant revenues from future sales of our services.  We are also seeking to raise additional funds to meet our working capital needs principally through the sales of our securities.

As of December 31, 2009, our total assets of $2,503 included our current assets of $947, and property and equipment of $1,556, net of $1,500 accumulated depreciation.   By comparison, as of December 31, 2008, we had total assets of $11,574, including our current assets of $9,407, and property and equipment of $2,167, net of $889 accumulated depreciation.

Our current liabilities were $112,945 as of December 31, 2009, which was represented by accounts payable of $77,945 and a loan from stock holders of $35,000, including $22,000 from Gary Prager, our officer, principal shareholder and one of our directors.   On April 20, 2009, we entered into a note payable with a stockholder in the amount of $6,000.  Per the terms of the note, this loan is due upon demand and accrues interest at the rate of 10% per annum.  The loan funds are to be used for working capital purposes.  On July 13, 2009, we entered into a note payable with a stockholder in the amount of $5,000.  Per the terms of the note, this loan is due upon demand and accrues interest at the rate of 10% per annum.  The loan funds are to be used for working capital purposes.  On November 14, 2009, we entered into a note payable with a stockholder in the amount of $2,000.  Per the terms of the note, this loan is due upon demand and accrues interest at the rate of 10% per annum. On March 8, 2010, we entered into a note payable with a stockholder in the amount of $4,000.  Per the terms of the note, this loan is due upon demand and accrues interest at the rate of 10% per annum.  The loan funds are to be used for working capital purposes.

As of December 31, 2008, our current liabilities were $79,209, which was represented by accounts payable of $57,209 and the loan of $22,000 from Gary Prager.  The note bears interest at 8% and was due upon demand, no later than December 28, 2007.  The loan agreement was amended to extend the due date of the loan to January 28, 2011. Mr. Prager advanced those funds to us for working capital.  We had no other liabilities and no long term commitments or contingencies as of December 31, 2009.

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

During 2010, we expect that the legal and accounting costs of becoming a public company will continue to impact our liquidity and we may need to obtain funds to pay those expenses. Other than the anticipated increases in legal and accounting costs due to the reporting requirements of being a reporting company, we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity.

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

We have cash of $947 as of December 31, 2009. In the opinion of management, available funds will not satisfy our working capital requirements to operate at our current level of activity for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. In order to implement our business plan in the manner we envision, we will need to raise additional capital in addition to the funds that we recently raised.  We cannot guaranty that we will be able to raise additional funds. Moreover, in the event that we can raise additional funds, we cannot guaranty that additional funding will be available on favorable terms. In the event that we experience a shortfall in our capital, we hope that our officers, directors and principal shareholders will contribute funds to pay for our expenses to achieve our objectives over the next twelve months.

As a result of our difficulties in generating revenues and raising additional capital, we also intend to explore acquiring smaller companies with complementary businesses. Accordingly, over the next six months, we intend to research potential opportunities for us to acquire smaller companies with complementary businesses to our business and other companies that may be interested in being acquired by us or entering into a joint venture agreement with us. As of the date of this report, we have identified a potential acquisition and we have conducted informal negotiations with that party. We cannot guaranty that we will acquire or enter into any formal agreement with that party, or that in the event that we acquire that entity, this acquisition will increase the value of our common stock. We hope to use our common stock as payment for any potential acquisitions.

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

Item 8. Financial Statements and Supplementary Data.

The financial statements required by Item 8 are presented in the following order:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
BLS Media, Inc.

We have audited the accompanying balance sheet of BLS Media, Inc. (a development stage company) as of December 31, 2009, and the related statements of operations, changes in stockholder’s equity (deficit) and cash flows for the year then ended and for the period from inception (October 31, 2006) through December 31, 2009.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.  The financial statements of BLS Media, Inc., as of December 31, 2008 were audited by other auditors,  whose report dated March 19, 2009, on those statements included an explanatory paragraph that described the uncertainty of the Company's ability to continue as a going concern discussed in Note 2 to the financial statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BLS Media, Inc. as of December 31, 2009, and the results of its operations and its cash flows for the year then ended and for the period from inception (October 31, 2006) through December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has incurred recurring operating losses and has an accumulated deficit.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2.  The financial statements do not include any adjustments may result from the outcome of this uncertainty.

Q Accountancy Corporation

/s/ Q Accountancy Corporation
Laguna Niguel, California
April 9, 2010

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

Mendoza Berger & Company LLP

Irvine, California
March 19, 2009

BLS MEDIA, INC.
(A Development Stage Company)
BALANCE SHEETS
DECEMBER 31, 2009 AND 2008

ASSETS

	2009	2008
Current assets
Cash	$947	$9,407

Total current assets	947	9,407

Property and equipment, net of $1,500 and $889 accumulated depreciation, respectively	1,556	2,167

Total assets	$2,503	$11,574

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued expenses	$77,945	$57,209
Loans from stockholders	35,000	22,000

Total current liabilities	112,945	79,209

Stockholders’ deficit
Common stock, $.001 par value; 100,000,000 shares authorized, 4,515,500 shares issued and outstanding	4,516	4,516
Additional paid-in capital	58,634	56,234
Deficit accumulated during the development stage	(173,592)	(128,385)

Total stockholders’ deficit	(110,442)	(67,635)

Total liabilities and stockholders’ deficit	$2,503	$11,574

See Notes to Financial Statements.

BLS MEDIA, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	For the Year ended December 31, 2009	For the Year Ended December 31, 2008	For the Period from Inception (October 31, 2006) through December 31, 2009
Net revenue	$-	$-	$403

Operating expenses
Legal and professional	39,217	42,016	155,189
General and Administrative	3,548	4,569	12,824

Total operating expenses	42,765	46,585	168,013

Net operating loss	(42,765)	(46,585)	(167,610)

Interest expense	(2,442)	(1,760)	(5,982)

Loss before income taxes	(45,207)	(48,345)	(173,592)

Provision for income taxes	-	-	-

Net loss	$(45,207)	$(48,345)	$(173,592)

Net loss per common share – basic and diluted	$(0.01)	$(0.01)	$(0.04)

Weighted average of common shares – basic and diluted	4,515,500	4,515,500	4,404,051

See Notes to Financial Statements.

BLS MEDIA, INC.
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM INCEPTION (OCTOBER 31, 2006)
THROUGH DECEMBER 31, 2009

				Deficit
	Common Stock			Accumulated
	Number of Shares	Amount	Additional Paid-In Capital	During Development Stage	Total Stockholders’ Equity (Deficit)

Balance, October 31, 2006	-	$-	$-	$-	$-

Issuance of common stock, November 1, 2006	4,000,000	4,000	-	-	4,000

Additional paid-in capital in exchange for facilities provided by related party	-	-	400	-	400

Net loss	-	-	-	(11,014)	(11,014)

Balance, December 31, 2006 (Audited)	4,000,000	4,000	400	(11,014)	(6,614)

Issuance of common stock for cash, June 30, 2007	315,500	316	31,234	-	31,550

Issuance of common stock for cash, July 23, 2007	200,000	200	19,800	-	20,000

Additional paid-in capital in exchange for facilities provided by related party	-	-	2,400	-	2,400

Net loss	-	-	-	(69,026)	(69,026)

Balance, December 31, 2007	4,515,500	4,516	53,834	(80,040)	(21,690)

Additional paid-in capital in exchange for facilities provided by related party	-	-	2,400	-	2,400

Net loss	-	-	-	(48,345)	(48,345)

Balance, December 31, 2008	4,515,500	4,516	56,234	(128,385)	(67,635)

Additional paid-in capital in exchange for facilities provided by related party	-	-	2,400	-	2,400

Net loss	-	-	-	(45,207)	(45,207)

Balance, December 31, 2009	4,515,500	$4,516	$58,634	$(173,592)	$(110,442)

See Notes to Financial Statements.

BLS MEDIA, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008	For the Period from Inception (October 31, 2006) through December 31, 2009
Cash flows from operating activities
Net loss	$(45,207)	$(48,345)	$(173,592)
Adjustments to reconcile net loss to net cash used in operating activities
Additional paid-in capital in exchange for facilities provided by related party	2,400	2,400	7,600
Depreciation	611	556	1,500
Changes in operating assets and liabilities
(Increase) in prepaid expenses	-	5,417	-
Increase in accounts payable and accrued expenses	20,736	12,075	77,945

Net cash used in operating activities	(21,460)	(27,897)	(86,547)

Cash flows from investing activities
Purchase of property and equipment	-	(949)	(3,056)

Net cash used by investing activities	-	(949)	(3,056)

Cash flows from financing activities
Proceeds from issuance of stockholder loan	-	-	22,000
Proceeds from issuance of loan	13,000	-	13,000
Proceeds from issuance of common stock	-		55,550

Net cash provided by financing activities	13,000	-	90,550

Net increase in cash	(8,460)	(28,846)	947

Cash, beginning of period	9,407	38,253	-

Cash, end of period	$947	$9,407	$947

Supplemental disclosure of cash flow information
Income taxes paid	$-	$-	$-

Interest paid	$-	$-	$-

See Notes to Financial Statements.

BLS MEDIA, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

BLS Media, Inc. (the Company) is currently a development stage company under the provisions of the FASB Accounting Standards Codification (ASC) No. 915, “Development Stage Entities”, and was incorporated under the laws of the State of Nevada on October 31, 2006.  Since inception, the Company has produced minimal revenues and will continue to report as a development stage company until significant revenues are produced.

The Company is a full service video production and media relations company that specializes in providing customized video production services, public relations services and copy editing services to businesses.

The Company has evaluated subsequent events through April 9, 2010, the date these financial statements were issued.

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

Fair Value of Financial Instruments

Pursuant to ASC No. 825, “Financial Instruments”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet.  The carrying value of cash, accounts payable and accrued expenses approximate their fair value due to the short period to maturity of these instruments.

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

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes

The Company accounts for income taxes under ASC No. 740, “Accounting for Income Taxes”.  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

Comprehensive Income

The Company applies ASC No. 220, “Comprehensive Income” (ASC 220).  ASC 220 establishes standards for the reporting and display of comprehensive income or loss, requiring its components to be reported in a financial statement that is displayed with the same prominence as other financial statements.  From inception (October 31, 2006) through December 31, 2009, the Company had no other components of comprehensive loss other than net loss as reported on the statement of operations.

Basic and Diluted Income (Loss) Per Share

In accordance with ASC No. 260, “Earnings Per Share”, basic income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding.  Diluted income (loss) per common share is computed similar to basic income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  As of December 31, 2009, the Company did not have any equity or debt instruments outstanding that could be converted into common stock.

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

2.           GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred a net operating loss of ($173,592) from inception (October 31, 2006) through December 31, 2009. The Company is subject to those risks associated with development stage companies.  The Company has sustained losses since inception and additional debt and equity financing will be required by the Company to fund its development activities and to support operations.  However, there is no assurance that the Company will be able to obtain additional financing.  Furthermore, there is no assurance that rapid technological changes, changing customer needs and evolving industry standards will enable the Company to introduce new products on a continual and timely basis so that profitable operations can be attained.

3.         FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair Value Measurements

On January 1, 2008, the Company adopted FASB Accounting Standards Codification No. 820 (ASC 820), Fair Value Measurements.  ASC 820 relates to financial assets and financial liabilities.

Determination of Fair Value

At December 31, 2009, the Company calculated the fair value of its assets and liabilities for disclosure purposes only.

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

3.         FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

Fair Value Measurements (continued)

The following table presents the Company's fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2009 and 2008:

	December 31, 2009
	Level 1	Level 2	Level 3	Total
Assets
Cash	$947	$-	$-	$947
Liabilities
Accounts payable and accrued expenses	-	-	77,945	77,945
Loans from stockholders	-	-	35,000	35,000
	$947	$-	$112,945	$113,892

	December 31, 2008
	Level 1	Level 2	Level 3	Total
Assets
Cash	$9,407	$-	$-	$9,407
Liabilities
Accounts payable and accrued expenses	-	-	57,209	57,209
Loan from stockholder	-	-	22,000	22,000
	$9,407	$-	$79,209	$88,616

4.           ACCRUED EXPENSES

Accrued Wages and Compensated Absences

The Company currently does not have any employees.  The majority of development costs and services have been provided to the Company by the founders and outside, third-party vendors.  As such, there is no accrual for wages or compensated absences as of December 31, 2009.

5.           LOANS FROM STOCKHOLDERS

The Company has an outstanding note payable with a stockholder in the amount of $22,000.  Per the terms of the note, this loan was due in one lump-sum payment on December 28, 2007, together with interest that accrues at the rate of 8% per annum.  The loan funds are to be used for working capital purposes.  The loan agreement was amended to extend the due date of the loan to January 28, 2011.

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

On November 14, 2009, the Company entered into a note payable with a stockholder in the amount of $2,000.  Per the terms of the note, this loan is due upon demand and accrues interest at the rate of 10% per annum.  The loan funds are to be used for working capital purposes.

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

7.           PROVISION FOR INCOME TAXES

As of December 31, 2009, the Company had federal net operating loss carryforwards of approximately ($170,000), which can be used to offset future federal income tax.  The federal and state net operating loss carryforwards expire at various dates through 2029.  Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured.

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

A summary of the Company’s deferred tax assets as of December 31, 2009 and 2008 are as follows:
	2009		2008

Federal net operating loss (@ 25%)		$42,500		$31,000
Less: valuation allowance		(42,500)		(31,000)

Net deferred tax asset	$	---	$	---

The valuation allowance increased $11,500 and $11,500 for the years ended December 31, 2009 and 2008, respectively.

8.         RELATED PARTY TRANSACTIONS

From the Company’s inception (October 31, 2006) through December 31, 2009, the Company utilized office space of an officer and stockholder at no charge.  The Company treated the usage of the office space as additional paid-in capital and charged the estimated fair value rent of $200 per month to operations.  For the years ended December 31, 2009 and 2008, the Company recorded rent expense of $2,400 and $2,400, respectively.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no changes in or disagreements with our accountants since our formation required to be disclosed pursuant to Item 304 of Regulation S-K, except for the following:

On March 30, 2010, we dismissed Mendoza Berger & Company, LLP (“Mendoza”) as our principal accountant effective on such date. The reports of Mendoza on our financial statements for fiscal years 2009 and 2008 did not contain an adverse opinion or a disclaimer of opinion, were not qualified or modified as to uncertainty, audit scope, or accounting principles, with the exception of a qualification with respect to uncertainty as to our ability to continue as a going concern. We engaged Q Accountancy Corporation (“QAC”) as its new principal accountant effective as of March 30, 2010. The decision to change accountants was recommended and approved by our Board of Directors.

During fiscal years 2009 and 2008, and the subsequent interim period through March 30, 2010, the date of dismissal, there were no disagreements with Mendoza on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedures, which disagreement(s), if not resolved to the satisfaction of Mendoza, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report, nor were there any reportable events as defined in Item 304(a)(1)(iv) of Regulation S-K.

We engaged QAC as our new independent accountant as of March 30, 2010.  During fiscal years 2009 and 2008, and the subsequent interim period through March 30, 2010, we nor anyone on our behalf engaged QAC regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, or any matter that was either the subject of a “disagreement” or a “reportable event,” both as such terms are defined in Item 304 of Regulation S-K.

Item 9A. Controls and Procedures.

Evaluation of disclosure controls and procedures.

We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) accumulated and communicated to our principal executive and principal financial officers to allow timely decisions regarding required disclosure. Based upon their evaluation of those controls and procedures performed as of December 31, 2009, the date of this report, our chief executive officer and the chief financial officer concluded that our disclosure controls and procedures were effective.

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

Our Chief Executive Officer and our Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of December 31, 2009.   In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework.

Based on our assessment, our Chief Executive Officer and our Chief Financial Officer believe that, as of December 31, 2009, our internal control over financial reporting is not effective based on those criteria, due to the following:

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

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors. Each of our officers is elected by the board of directors for a term of one year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office. Our directors and principal executive officers are as specified on the following table:

Name	Age	Position
Brittany Prager	33	president, secretary and a director
Gary Prager	37	chief financial officer and a director

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

Summary Compensation Table.  The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our principal executive officer and our only other executive officer during the years ending December 31, 2009 and 2008.

Name and Principal Position	Year Ended	Salary $	Bonus $	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation $	Nonqualified Deferred Compensation Earnings $	All Other Compensation $	Total $
Brittany Prager president, secretary	2009	None	None	None	None	None	None	None	None
	2008	None	None	None	None	None	None	None	None
Gary Prager, chief financial officer	2009	None	None	None	None	None	None	None	None
	2008	None	None	None	None	None	None	None	None

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

Outstanding Equity Awards at Fiscal Year-end. As of the year ended December 31, 2009, the following named executive officer had the following unexercised options, stock that has not vested, and equity incentive plan awards:

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

Director Compensation. Our directors received the following compensation for their service as directors during the fiscal year ended December 31, 2009:

Name	Fees Earned or Paid in Cash	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation $	Non-Qualified Deferred Compensation Earnings $	All Other Compensation $	Total $
Brittany Prager	0	0	0	0	0	0	0
Gary Prager	0	0	0	0	0	0	0

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of April 12, 2010, by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group.

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

Changes in Control.  Our management is not aware of any arrangements which may result in “changes in control” as that term is defined by the provisions of Item 403(c) of Regulation S-K.

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

From our inception through December 2006, Brittany Prager, our president, secretary and one of our directors, provides approximately 200 square feet of office space to us at no charge. Our financial statements reflect, as occupancy costs, the fair market value of that space, which is approximately $200 per month. For the years ended December 31, 2009 and 2008, we recorded rent expense of $2,400 and $2,400, respectively.

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

We have an outstanding note payable with a stockholder in the amount of $22,000.  Per the terms of the note, this loan was due in one lump-sum payment on December 28, 2007, together with interest that accrues at the rate of 8% per annum.  The loan funds are to be used for working capital purposes.  The loan agreement was amended to extend the due date of the loan to January 28, 2011.

On April 20, 2009, we entered into a note payable with a stockholder in the amount of $6,000.  Per the terms of the note, this loan is due upon demand and accrues interest at the rate of 10% per annum.  The loan funds are to be used for working capital purposes.

On July 13, 2009, we entered into a note payable with a stockholder in the amount of $5,000.  Per the terms of the note, this loan is due upon demand and accrues interest at the rate of 10% per annum.  The loan funds are to be used for working capital purposes.

On November 14, 2009, we entered into a note payable with a stockholder in the amount of $2,000.  Per the terms of the note, this loan is due upon demand and accrues interest at the rate of 10% per annum.  The loan funds are to be used for working capital purposes.

On March 8, 2010, we entered into a note payable with a stockholder in the amount of $4,000.  Per the terms of the note, this loan is due upon demand and accrues interest at the rate of 10% per annum.  The loan funds are to be used for working capital purposes.

There are no written agreements for the transactions disclosed in this section.

We believe that each report transaction and relationship is on terms that are at least as fair to us as would be expected if those transactions were negotiated with third parties.

There have been no other related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-K.

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

Item 14. Principal Accountant Fees and Services.

Audit Fees. The aggregate fees billed in the fiscal year ended December 31, 2009 and 2008, respectively, for professional services rendered by the principal accountant for the audit of our annual financial statements and quarterly review of the financial statements included in our Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for that fiscal year was $17,513 and $21,650.

Audit-Related Fees. For the fiscal year ended December 31, 2009 and 2008, respectively we were billed a total of $2,000 and $1,813 by a separate accountant for consulting services in preparation for the annual audit and quarterly reviews of the financial statements.

Tax Fees. For the fiscal year ended December 31, 2009 and 2008, respectively, our accountants rendered services for tax compliance, tax advice, and tax planning work for which we paid $438 and $450 respectively.

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

BLS Media, Inc.

April 13, 2010	By:	/s/ Brittany Prager
Brittany Prager
President, secretary and a director
(Principal Executive Officer)

April 13, 2010	By:	/s/ Gary Prager
Gary Prager
Chief financial officer, treasurer and a director
(Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Brittany Prager	April 13, 2010
Brittany Prager
Its:	President, secretary and a director
(Principal Executive Officer)

By:	/s/ Gary Prager	April 13, 2010
Gary Prager
Its"	Chief financial officer, treasurer and a director
(Principal Financial and Accounting Officer)