Form 10-Q
period 2010-03-31
BLS Media, Inc.
filed 2010-05-17
CIK 1392121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the quarterly period ended March 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the transition period from ____to____

  Commission File Number: 000-52512

BLS Media, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	20-5874196
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

 As of May 13, 2010, there were 4,515,500 shares of the issuer's $.001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

BLS MEDIA, INC.
(A Development Stage Company)
BALANCE SHEETS
DECEMBER 31, 2007 AND 2006

ASSETS

	March 31, 2010 (Unaudited)	December 31, 2009
Current assets
Cash	$3,995	$947

Total current assets	3,995	947

Property and equipment, net of $1,653 and 1,500 accumulated depreciation, respectively	1,403	1,556

Total assets	$5,398	$2,503

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued expenses	$88,168	$77,945
Loans from stockholders	39,000	35,000

Total current liabilities	127,168	112,945

Stockholders’ deficit
Common stock, $.001 par value; 100,000,000 shares authorized, 4,515,500 shares issued and outstanding, respectively	4,516	4,516
Additional paid-in capital	59,234	58,634
Deficit accumulated during the development stage	(185,520)	(173,592)

Total stockholders’ deficit	(121,770)	(110,442)

Total liabilities and stockholders’ deficit	$5,398	$2,503

See accompanying notes to financial statements

BLS MEDIA, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	For the Three Months ended March 31, 2010	For the Three Months Ended March 31, 2009	For the Period from Inception (October 31, 2006) through March 31, 2010
Net revenue	$-	$-	$403

Operating expenses
Legal and professional	10,137	17,036	165,326
General and Administrative	1,004	1,143	13,828

Total operating expenses	11,141	18,179	179,154

Net operating loss	(11,141)	(18,179)	(178,751)

Interest expense	(787)	(440)	(6,769)

Loss before income taxes	(11,928)	(18,619)	(185,520)

Provision for income taxes	-	-	-

Net loss	$(11,928)	$(18,619)	$(185,520)

Net loss per common share – basic and diluted	$(0.01)	$(0.01)	$(0.04)

Weighted average of common shares – basic and diluted	4,515,500	4,515,500	4,412,101

See accompanying notes to financial statements

BLS MEDIA, INC.
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM INCEPTION (OCTOBER 31, 2006)
THROUGH MARCH 31, 2010
(UNAUDITED)

	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Deficit Accumulated During Development Stage	Total Stockholders’ Equity (Deficit)

Balance, October 31, 2006	-	$-	$-	$-	$-

Issuance of common stock, November 1, 2006	4,000,000	4,000	-	-	4,000

Additional paid-in capital in exchange for facilities provided by related party	-	-	400	-	400

Net loss	-	-	-	(11,014)	(11,014)

Balance, December 31, 2006 (Audited)	4,000,000	4,000	400	(11,014)	(6,614)

Issuance of common stock for cash, June 30, 2007	315,500	316	31,234	-	31,550

Issuance of common stock for cash, July 23, 2007	200,000	200	19,800	-	20,000

Additional paid-in capital in exchange for facilities provided by related party	-	-	2,400	-	2,400

Net loss	-	-	-	(69,026)	(69,026)

Balance, December 31, 2007	4,515,500	4,516	53,834	(80,040)	(21,690)

Additional paid-in capital in exchange for facilities provided by related party	-	-	2,400	-	2,400

Net loss	-	-	-	(48,345)	(48,345)

Balance, December 31, 2008	4,515,500	4,516	56,234	(128,385)	(67,635)

Additional paid-in capital in exchange for facilities provided by related party	-	-	2,400	-	2,400

Net loss	-	-	-	(45,207)	(45,207)

Balance, December 31, 2009	4,515,500	4,516	58,634	(173,592)	(110,442)

Additional paid-in capital in exchange for facilities provided by related party	-	-	600	-	600

Net loss	-	-	-	(11,928)	(11,928)

Balance, March 31, 2010	4,515,500	$4,516	$59,234	$(185,520)	$(121,770)

See accompanying notes to financial statements

BLS MEDIA, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31, 2010	For the Three Months Ended March 31, 2009	For the Period from Inception (October 31, 2006) through March 31, 2010
Cash flows from operating activities
Net loss	$(11,928)	$(18,619)	$(185,520)
Adjustments to reconcile net loss to net cash used in operating activities
Additional paid-in capital in exchange for facilities provided by related party	600	600	8,200
Depreciation	153	153	1,653
Changes in operating assets and liabilities
(Increase) in prepaid expenses	-	-	-
Increase in accounts payable and accrued expenses	10,223	9,665	88,168

Net cash used in operating activities	(952)	(8,201)	(87,499)

Cash flows from investing activities
Purchase of property and equipment	-	-	(3,056)

Net cash used by investing activities	-	-	(3,056)

Cash flows from financing activities
Proceeds from issuance of stockholder loan	-	-	22,000
Proceeds from issuance of loan	4,000	-	17,000
Proceeds from issuance of common stock	-		55,550

Net cash provided by financing activities	4,000	-	94,550

Net increase in cash	3,048	(8,201)	3,995

Cash, beginning of period	947	9,407	-

Cash, end of period	$3,995	$1,206	$3,995

Supplemental disclosure of cash flow information
Income taxes paid	$-	$-	$-

Interest paid	$-	$-	$-

See accompanying notes to financial statements

BLS MEDIA, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2010
(UNAUDITED)

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

BLS Media, Inc. (the Company) is currently a development stage company under the provisions of Statement of Accounting Standards Codification (ASC) No. 915 and was incorporated under the laws of the State of Nevada on October 31, 2006.  Since inception, the Company has produced minimal revenues and will continue to report as a development stage company until significant revenues are produced.

The Company is a full service video production and media relations company that specializes in providing customized video production services, public relations services and copy editing services to businesses.

The Company has evaluated subsequent events through May 12, 2010, the date these financial statements were issued.

Basis of Presentation

The unaudited financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the annual report on Form 10-K of BLS Media, Inc. for the year ended December 31, 2009.  In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three ended March 31, 2010 are not necessarily indicative of the results that may be expected for any other interim period or the entire year. For further information, these unaudited financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the period ended December 31, 2009 included in the Company’s annual report on Form 10-K.

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

Comprehensive Income

The Company applies ASC No. 220, “Comprehensive Income” (ASC 220).  ASC 220 establishes standards for the reporting and display of comprehensive income or loss, requiring its components to be reported in a financial statement that is displayed with the same prominence as other financial statements.  From inception (October 31, 2006) through March 31, 2010, the Company had no other components of comprehensive loss other than net loss as reported on the statement of operations.

Basic and Diluted Income (Loss) Per Share

In accordance with ASC No. 260, “Earnings Per Share”, basic income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding.  Diluted income (loss) per common share is computed similar to basic income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  As of March 31, 2010, the Company did not have any equity or debt instruments outstanding that could be converted into common stock.

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

2.             GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred a net operating loss of ($185,520) from inception (October 31, 2006) through March 31, 2010. The Company is subject to those risks associated with development stage companies.  The Company has sustained losses since inception and additional debt and equity financing will be required by the Company to fund its development activities and to support operations.  However, there is no assurance that the Company will be able to obtain additional financing.  Furthermore, there is no assurance that rapid technological changes, changing customer needs and evolving industry standards will enable the Company to introduce new products on a continual and timely basis so that profitable operations can be attained.

3.         FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair Value Measurements

    On January 1, 2008, the Company adopted FASB Accounting Standards Codification No. 820 (SFAS 157), Fair Value Measurements.  ASC 820 relates to financial assets and financial liabilities.

     Determination of Fair Value

     At March 31, 2010, the Company calculated the fair value of its assets and liabilities for disclosure purposes only.

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

The following table presents the Company's fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of March 31, 2010:

	March 31, 2010
	Level 1	Level 2	Level 3	Total
Assets	$-	$3,995	$-	$3,995
Liabilities
Loans from stockholders	-	-	39,000	39,000
	$-	$3,995	$127,168	$131,163

4.             ACCRUED EXPENSES

Accrued Wages and Compensated Absences

The Company currently does not have any employees.  The majority of development costs and services have been provided to the Company by the founders and outside, third-party vendors.  As such, there is no accrual for wages or compensated absences as of March 31, 2010.

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

On March 8, 2010, the Company entered into a note payable with a stockholder in the amount of $4,000.  Per the terms of the note, this loan is due upon demand and accrues interest at the rate of 10% per annum.  The loan funds are to be used for working capital purposes.

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

As of March 31, 2010, the Company had federal net operating loss carryforwards of approximately ($180,000), which can be used to offset future federal income tax.  The federal and state net operating loss carryforwards expire at various dates through 2030.  Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured.

A summary of the Company’s deferred tax assets as of March 31, 2010 are as follows:

	2010

Federal net operating loss (@ 25%)		$45,000
Less: valuation allowance		(45,000)

Net deferred tax asset	$	---

The valuation allowance increased $2,500 for the three months ended March 31, 2010.

8.            RELATED PARTY TRANSACTIONS

From the Company’s inception (October 31, 2006) through March 31, 2010, the Company utilized office space of an officer and stockholder at no charge.  The Company treated the usage of the office space as additional paid-in capital and charged the estimated fair value rent of $200 per month to operations.  For the three months ended March 31, 2010 and 2009, the Company recorded rent expense of $600 and $600, respectively.

The Company has various loans from stockholders in the amount of $39,000 as previously discussed in Note 5.

9.             SUBSEQUENT EVENTS

On April 22, 2010, the Company executed a promissory note in the amount of $200,000, with a third party investor. Such note is payable on demand by the investor and bears interest of 8% per annum.

On April 23, 2010, the Company loaned $200,000 to KMR Resources, Inc. a Nevada corporation (“KMR”) in order for KMR to fund certain of its operations. In exchange for the funds, KMR executed a promissory note in that amount, which is payable on demand by the Company and bears interest of 8% per annum.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the year ended December 31, 2009, together with notes thereto as previously filed with our Annual Report on Form 10-K.  In addition, these accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Quarterly Report on Form 10-Q for the period ended March 31, 2010.

For the three months ended March 31, 2010 as compared to the three months ended March 31, 2009.

Results of Operations.

Revenues. We had no revenues for the three months ended March 31, 2010, as compared to no revenues generated during the three months ended March 31, 2009.  We hope to generate revenues as we continue operations and implement our business plan.

Operating Expenses. For the three months ended March 31, 2010, our total operating expenses were $11,141, as compared to total operating expenses of $18,179 for the three months ended on March 31, 2009. The decrease in total operating expenses is primarily due to the decrease in professional fees, which decreased from $17,036 for the three months ended March 31, 2009 to $10,137 for the three months ended March 31, 2010.

Net Loss.  For the three months ended March 31, 2010, our net loss was $11,928 after interest expense of $787.  This is in comparison to the three months ended on March 31, 2009, where our net loss was $18,619 after interest expense of $440.  The decrease in our net loss between the two periods was due to the decrease in professional fees incurred for the three months ended on March 31, 2010, as discussed above.

Liquidity and Capital Resources.  We had cash of $3,995 as of March 31, 2010, which equals our total current assets as of that date. Our total assets of $5,398 as of March 31, 2010, included our current assets of $3,995 and property and equipment of $1,403, net of accumulated depreciation of $1,653.

Our current liabilities were $127,168 as of March 31, 2010, which was represented by accounts payable of $88,168, and loan payable to shareholders of $39,000. One of those loans is for $22,000 and is payable to Gary Prager, our officer, principal shareholder and one of our directors. The note to Gary Prager bears interest at 8% and is due upon demand, and originally due no later than December 28, 2007, but later amended to extend the due date of the loan to January 28, 2011. Mr. Prager advanced those funds to us for working capital.  The other loans for $17,000 are payable to two of our minority shareholders, are due upon demand and accrues interest at the rate of 10% per annum.  The loan funds are to be used for working capital purposes.

We had no other liabilities and no long term commitments or contingencies as of March 31, 2010.

On April 22, 2010, we executed a promissory note in the amount of $200,000, with a third party investor. That note is payable on demand by the investor and bears interest of 8% per annum.  On April 23, 2010, we then loaned $200,000 to KMR Resources, Inc. a Nevada corporation (“KMR”) in order for KMR to fund certain of its operations. In exchange for the funds, KMR executed a promissory note in that amount, which is payable on demand by us and bears interest of 8% per annum.

During 2010, we expect that the legal and accounting costs of being a public company will continue to impact our liquidity and we will need to obtain funds to pay those expenses. Other than the anticipated increases in legal and accounting costs due to the reporting requirements of being a reporting company and expenses related to potential merger and acquisition activity as discussed below, we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity.

During the last three months, our ability to execute our business plan has been significantly hindered by our inability to raise additional capital. In order to implement our business plan in the manner we envision, we will need to raise additional capital. If we are able to raise additional capital, then we intend to pursue accounts by contacting small to medium size companies that participate in the Las Vegas conventions. If we are not able to raise additional capital or generate revenues that cover our estimated operating costs, our business may ultimately fail.

We have cash and cash equivalents of $ 3,995 as of March 31, 2010.  In the opinion of management, available funds will not satisfy our working capital requirements to operate at our current level of activity for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. In order to implement our business plan in the manner we envision, we will need to raise additional capital in addition to the funds that we recently raised.  We cannot guaranty that we will be able to raise additional funds. Moreover, in the event that we can raise additional funds, we cannot guaranty that additional funding will be available on favorable terms. In the event that we experience a shortfall in our capital, we hope that our officers, directors and principal shareholders will contribute funds to pay for our expenses to achieve our objectives over the next twelve months.

To date, we have experienced significant difficulties in generating revenues and raising additional capital.  We believe our inability to raise significant additional capital through debt or equity financings is due to various factors, including, but not limited to, a tightening in the equity and credit markets. We had hoped to expand our operations during the last six months. However, our ability to commence and expand operations has been negatively affected by our inability to raise significant capital and our inability to generate significant revenues. As a result of our difficulties in generating revenues and raising additional capital, we have explored acquiring smaller companies with complementary businesses. Accordingly, over the last six months, we have researched potential opportunities for us to acquire smaller companies with complementary businesses to our business and other companies that may be interested in being acquired by us or entering into a joint venture agreement with us. As of the date of this report, we have identified a potential acquisition and we have conducted informal negotiations with that party. We cannot guaranty that we will acquire or enter into any formal agreement with that party, or that in the event that we acquire that entity, this acquisition will increase the value of our common stock. We hope to use our common stock as payment for any potential acquisitions.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of March 31, 2010, the date of this report, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were effective.

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

BLS Media, Inc., a Nevada corporation

May 14, 2010	By:	/s/ Brittany Prager
Brittany Prager President and a Director (Principal Executive Officer)

May 14, 2010	By:	/s/ Gary Prager
Gary Prager Chief Financial Officer and a Director (Principal Financial and Accounting Officer)