Form 10-Q
period 2010-06-30
BLS Media, Inc.
filed 2010-08-05
CIK 1392121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the quarterly period ended June 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the transition period from ____to____

  Commission File Number: 000-52512

BLS Media, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	20-5874196
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

 As of August 4, 2010, there were 4,515,500 shares of the issuer's $.001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

BLS MEDIA, INC.
(A Development Stage Company)
BALANCE SHEETS

ASSETS

	June 30, 2010 (Unaudited)	December 31, 2009
Current assets
Cash	$995	$947
Note receivable	203,025	-

Total current assets	204,020	947

Property and equipment, net of $1,806 and 1,500 accumulated depreciation, respectively	1,250	1,556

Total assets	$205,270	$2,503

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued expenses	$134,033	$77,945
Note payable	200,000	-
Loans from stockholders	39,000	35,000

Total current liabilities	373,033	112,945

Stockholders’ deficit
Common stock, $.001 par value; 100,000,000 shares authorized, 4,515,500 shares issued and outstanding	4,516	4,516
Additional paid-in capital	59,834	58,634
Deficit accumulated during the development stage	(232,113)	(173,592)

Total stockholders’ deficit	(167,763)	(110,442)

Total liabilities and stockholders’ deficit	$205,270	$2,503

BLS MEDIA, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30, 2010	For the Three Months Ended June 30, 2009	For the Six Months ended June 30, 2010	For the Six Months Ended June 30, 2009	For the Period from Inception (October 31, 2006) through June 30, 2010
Net revenue	$-	$-	$-	$-	$403

Operating expenses
Legal and professional	44,880	9,068	55,017	26,104	210,206
General and Administrative	789	816	1,793	1,959	14,617

Total operating expenses	45,669	9,884	56,810	28,063	224,823

Net operating loss	(45,669)	(9,884)	(56,810)	(28,063)	(224,420)

Interest income	3,025	-	3,025	-	3,025
Interest expense	(3,949)	(558)	(4,736)	(998)	(10,718)

Loss before income taxes	(46,593)	(10,442)	(58,521)	(29,061)	(232,113)

Provision for income taxes	-	-	-	-	-

Net loss	$(46,593)	$(10,442)	$(58,521)	$(29,061)	$(232,113)

Net loss per common share – basic and diluted	$(0.01)	$-	$(0.01)	$(0.01)	$(0.05)

Weighted average of common shares – basic and diluted	4,515,500	4,515,500	4,515,500	4,515,500	4,419,138

See accompanying notes to financial statements

BLS MEDIA, INC.
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM INCEPTION (OCTOBER 31, 2006)
THROUGH JUNE 30, 2010
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

BLS MEDIA, INC.
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM INCEPTION (OCTOBER 31, 2006)
THROUGH JUNE 30, 2010
(UNAUDITED)

				Deficit
	Common Stock			Accumulated
	Number of Shares	Amount	Additional Paid-In Capital	During Development Stage	Total Stockholders’ Equity (Deficit)
Additional paid-in capital in exchange for facilities provided by related party	-	-	2,400	-	2,400

Net loss	-	-	-	(45,207)	(45,207)

Balance, December 31, 2009	4,515,500	4,516	58,634	(173,592)	(110,442)

Additional paid-in capital in exchange for facilities provided by related party	-	-	1,200	-	1,200

Net loss	-	-	-	(58,521)	(58,521)

Balance, June 30, 2010	4,515,500	$4,516	$59,834	$(232,113)	$(167,763)

See accompanying notes to financial statements

BLS MEDIA, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30, 2010	For the Six Months Ended June 30, 2009	For the Period from Inception (October 31, 2006) through June 30, 2010
Cash flows from operating activities
Net loss	$(58,521)	$(29,061)	$(232,113)
Adjustments to reconcile net loss to net cash used in operating activities
Additional paid-in capital in exchange for facilities provided by related party	1,200	1,200	8,800
Depreciation	306	306	1,806
Changes in operating assets and liabilities
(Increase) in prepaid expenses	-	-	-
Increase in accounts payable and accrued expenses	56,088	12,192	134,033

Net cash used in operating activities	(927)	(15,363)	(87,474)

Cash flows from investing activities
Note receivable	(203,025)	-	(203,025)
Purchase of property and equipment	-	-	(3,056)

Net cash used by investing activities	(203,025)	-	(206,081)

Cash flows from financing activities
Proceeds from issuance of stockholder loans	4,000	6,000	39,000
Proceeds from issuance of note payable	200,000	-	200,000
Proceeds from issuance of common stock	-	-	55,550

Net cash provided by financing activities	204,000	6,000	294,550

Net increase in cash	48	(9,363)	995

Cash, beginning of period	947	9,407	-

Cash, end of period	$995	$44	$995

Supplemental disclosure of cash flow information
Income taxes paid	$-	$-	$-

Interest paid	$16	$-	$16

See accompanying notes to financial statements

BLS MEDIA, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2010
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

The Company has evaluated subsequent events through August 5, 2010, the date these financial statements were issued.

Basis of Presentation

The unaudited financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the annual report on Form 10-K of BLS Media, Inc. for the year ended December 31, 2009.  In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for any other interim period or the entire year. For further information, these unaudited financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the period ended December 31, 2009 included in the Company’s annual report on Form 10-K.

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
JUNE 30, 2010
(UNAUDITED)

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents

For purposes of the balance sheet and statement of cash flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents.

Accounts Receivable

The Company is subject to credit risk as it extends credit to its customers, mostly on an unsecured basis after performing certain credit analysis.  Management estimates and provides for probable uncollectible amounts through a charge to earnings and a credit to an allowance for doubtful accounts based on historical collection experience and its assessment of the current status of individual accounts.  At June 30, 2010, the Company’s management considered all outstanding receivables fully collectible.

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
JUNE 30, 2010
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

Comprehensive Income

The Company applies ASC No. 220, “Comprehensive Income” (ASC 220).  ASC 220 establishes standards for the reporting and display of comprehensive income or loss, requiring its components to be reported in a financial statement that is displayed with the same prominence as other financial statements.  From inception (October 31, 2006) through June 30, 2010, the Company had no other components of comprehensive loss other than net loss as reported on the statement of operations.

Basic and Diluted Income (Loss) Per Share

In accordance with ASC No. 260, “Earnings Per Share”, basic income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding.  Diluted income (loss) per common share is computed similar to basic income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  As of June 30, 2010, the Company did not have any equity or debt instruments outstanding that could be converted into common stock.

BLS MEDIA, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2010
(UNAUDITED)

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

In May 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-19 (ASU 2010-19), Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates. The amendments in this Update are effective as of the announcement date of March 18, 2010. The Company does not expect the provisions of ASU 2010-19 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-17 (ASU 2010-17), Revenue Recognition-Milestone Method (Topic 605): Milestone Method of Revenue Recognition. The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. If a vendor elects early adoption and the period of adoption is not the beginning of the entity’s fiscal year, the entity should apply the amendments retrospectively from the beginning of the year of adoption. The Company does not expect the provisions of ASU 2010-17 to have a material effect on the financial position, results of operations or cash flows of the Company.

There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's consolidated financial position, results of operations or cash flows.

2.           GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred a net operating loss of ($232,113) from inception (October 31, 2006) through June 30, 2010. The Company is subject to those risks associated with development stage companies.  The Company has sustained losses since inception and additional debt and equity financing will be required by the Company to fund its development activities and to support operations.  However, there is no assurance that the Company will be able to obtain additional financing.  Furthermore, there is no assurance that rapid technological changes, changing customer needs and evolving industry standards will enable the Company to introduce new products on a continual and timely basis so that profitable operations can be attained.

BLS MEDIA, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2010
(UNAUDITED)

3.         FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company has adopted FASB Accounting Standards Codification No. 820 (SFAS 157), Fair Value Measurements.  ASC 820 relates to financial assets and financial liabilities.  At June 30, 2010, the Company calculated the fair value of its assets and liabilities for disclosure purposes only.

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

The Company had no other assets or liabilities measured at fair value on a recurring basis under the hierarchy as of June 30, 2010.

4.         NOTE RECEIVABLE

On April 23, 2010, the Company issued a promissory note in the amount of $200,000 to KMR Resources, Inc. a Nevada corporation (“KMR”) in order for KMR to fund certain of its operations. The note is payable on demand and bears interest of 8% per annum.

BLS MEDIA, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2010
(UNAUDITED)

5.           ACCRUED EXPENSES

Accrued Wages and Compensated Absences

The Company currently does not have any employees.  The majority of development costs and services have been provided to the Company by the founders and outside, third-party vendors.  As such, there is no accrual for wages or compensated absences as of June 30, 2010.

6.           NOTE PAYABLE

On April 22, 2010, the Company executed a promissory note in the amount of $200,000, with a third party investor. Such note is payable on demand and bears interest of 8% per annum.

7.           LOANS FROM STOCKHOLDERS

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
JUNE 30, 2010
(UNAUDITED)

8.           COMMON STOCK

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

9.           PROVISION FOR INCOME TAXES

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

As of June 30, 2010, the Company had federal net operating loss carryforwards of approximately ($227,000), which can be used to offset future federal income tax.  The federal and state net operating loss carryforwards expire at various dates through 2030.  Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured.

A summary of the Company’s deferred tax assets as of June 30, 2010 are as follows:

	2010

Federal net operating loss (@ 25%)		$57,000
Less: valuation allowance		(57,000)

Net deferred tax asset	$	---

The valuation allowance increased $14,500 during the six months ended June 30, 2010.

 10.         RELATED PARTY TRANSACTIONS

From the Company’s inception (October 31, 2006) through June 30, 2010, the Company utilized office space of an officer and stockholder at no charge.  The Company treated the usage of the office space as additional paid-in capital and charged the estimated fair value rent of $200 per month to operations.  For the six months ended June 30, 2010 and 2009, the Company recorded rent expense of $1,200 and $1,200, respectively.

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

Critical Accounting Policy and Estimates. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. In addition, these accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in this Quarterly Report on Form 10-Q for the period ended June 30, 2010.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements for the period ended June 30, 2010, together with notes thereto.

For the three months ended June 30, 2010 as compared to the three months ended June 30, 2009.

Results of Operations.

Revenues. We had no revenues for the three months ended June 30, 2010, as compared to no revenues generated during the three months ended June 30, 2009.  We hope to generate revenues as we continue operations and implement our business plan.

Operating Expenses. For the three months ended June 30, 2010, our total operating expenses were $45,669, as compared to total operating expenses of $9,884 for the three months ended June 30, 2009. The increase in total operating expenses is primarily due to the increase in professional fees, which increased from $9,068 for the three months ended June 30, 2009 to $44,880 for the three months ended June 30, 2010.  The increase in professional fees was primarily to legal fees incurred in connection with the loan we made to KMR Resources, Inc. a Nevada corporation (“KMR”).

Net Loss.  For the three months ended June 30, 2010, our net loss was $46,593 as compared to a net loss of $10,442 for the three months ended June 30, 2009.  The increase in our net loss between the two periods was due to the increase in professional fees incurred for the three months ended June 30, 2010, as discussed above.

For the six months ended June 30, 2010 as compared to the six months ended June 30, 2009.

Results of Operations.

Revenues. We had no revenues for the six months ended June 30, 2010, as compared to no revenues generated during the six months ended June 30, 2009.  We hope to generate revenues as we continue operations and implement our business plan.

Operating Expenses. For the six months ended June 30, 2010, our total operating expenses were $56,810, as compared to total operating expenses of $28,063 for the six months ended June 30, 2009. The increase in total operating expenses is primarily due to the increase in professional fees, which increased from $26,104 for the six months ended June 30, 2009 to $55,017 for the six months ended June 30, 2010.

Net Loss.  For the six months ended June 30, 2010, our net loss was $58,521, as compared to a net loss of $29,061 the six months ended June 30, 2009.  The increase in our net loss between the two periods was due to the increase in professional fees incurred for the six months ended June 30, 2010, as discussed above.

Liquidity and Capital Resources.  We had cash of $995 as of June 30, 2010, and a note receivable of $203,025, which equals our total current assets of $204,020 as of that date. Our total assets of $205,270 as of June 30, 2010, included our current assets of $204,020 and property and equipment of $1,250, net of accumulated depreciation of $1,806. The note receivable in the amount of $203,025 is comprised of principal of $200,000 and accrued interest of $3,025. We made the loan to KMR on April 23, 2010, in order for KMR to fund certain of its operations. In exchange for the funds, KMR executed a promissory note in that amount, which is payable on demand by us and bears interest of 8% per annum.

Our current liabilities were $373,033 as of June 30, 2010, which was represented by accounts payable of $134,033, a note payable of $200,000, and loan payable to shareholders of $39,000. The note payable in the amount of $200,000 is payable to a third party investor. That note is payable on demand by the investor and bears interest of 8% per annum.

Of the total loan payable to shareholders,  $22,000 is payable to Gary Prager, our officer, principal shareholder and one of our directors. The note to Gary Prager bears interest at 8% and is due upon demand, and originally due no later than December 28, 2007, but later amended to extend the due date of the loan to January 28, 2011. Mr. Prager advanced those funds to us for working capital.  The other loan payable to shareholder is for $17,000 and is payable to two of our minority shareholders. Those loans are due upon demand and accrues interest at the rate of 10% per annum.  The loan funds were used for working capital purposes.

We had no other liabilities and no long term commitments or contingencies as of June 30, 2010.

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

We have cash and cash equivalents of $995 as of June 30, 2010.  In the opinion of management, available funds will not satisfy our working capital requirements to operate at our current level of activity for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. In order to implement our business plan in the manner we envision, we will need to raise additional capital in addition to the funds that we recently raised.  We cannot guaranty that we will be able to raise additional funds. Moreover, in the event that we can raise additional funds, we cannot guaranty that additional funding will be available on favorable terms. In the event that we experience a shortfall in our capital, we hope that our officers, directors and principal shareholders will contribute funds to pay for our expenses to achieve our objectives over the next twelve months.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of June 30, 2010, the date of this report, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were effective.

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

BLS Media, Inc., a Nevada corporation

August 5, 2010	By:	/s/ Brittany Prager
Brittany Prager President and a Director (Principal Executive Officer)

August 5, 2010	By:	/s/ Gary Prager
Gary Prager Chief Financial Officer and a Director (Principal Financial and Accounting Officer)