Form 10-Q
period 2010-09-30
Coyote Resources, Inc.
filed 2010-11-22
CIK 1392121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the quarterly period ended September 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the transition period from ____to____

  Commission File Number: 000-52512

Coyote Resources, Inc.
(Exact name of registrant as specified in its charter)

Nevada	20-5874196
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5490 Longley Lane, Reno, Nevada 89511
(Address of principal executive offices) (Zip Code)

(775) 853-7892
(Registrant’s Telephone Number, including area code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐Yes ☐No

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes ☒ No

 As of November 18, 2010, there were 46,502,120 shares of the issuer's $.001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

COYOTE RESOURCES, INC.
(Formerly, BLS Media, Inc.)
(An Exploration Stage Company)
BALANCE SHEETS

ASSETS

	September 30, 2010 (Unaudited)	December 31, 2009
Current assets
Cash	$87,613	$947

Property and equipment, net of $1,959 and 1,500 accumulated depreciation, respectively	1,097	1,556

Unproven mineral properties	1,194,910	-

Total assets	$1,283,620	$2,503

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued expenses	$28,104	$77,945
Notes payable	1,450,000	-
Loans from stockholders	17,000	35,000

Total current liabilities	1,495,104	112,945

Stockholders’ deficit
Common stock; 6,000,000,000 shares authorized, 46,002,120 and 270,930,000 shares issued and outstanding , respectively	767	4,516
Additional paid-in capital	236,683	58,634
Accumulated deficit	(233,532)	(173,592)
Deficit accumulated during the exploration stage	(215,402)	-

Total stockholders’ deficit	(211,484)	(110,442)

Total liabilities and stockholders’ deficit	$1,283,620	$2,503

See accompanying notes to financial statements

COYOTE RESOURCES, INC.
(Formerly, BLS Media, Inc.)
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30, 2010	For the Three Months Ended September 30, 2009	For the Nine Months ended September 30, 2010	For the Nine Months Ended September 30, 2009	For the Period from Inception (October 31, 2006) through September 30, 2010
Revenues	$-	$-	$-	$-	$-

Operating expenses
Legal and professional	76,389	-	76,389	-	76,389
General and Administrative	34,896	-	34,896	-	34,896

Total operating expenses	111,285	-	111,285	-	111,285

Loss from continuing operations	(111,285)	-	(111,285)	-	(111,285)

Other income (expense)
Forgiveness of accounts and note payable	75,781	-	75,781	-	75,781
Interest income	1,885	-	1,885	-	1,885
Fair value of warrants	(172,500)	-	(172,500)	-	(172,500)
Interest expense	(9,283)	-	(9,283)	-	(9,283)
Total other income (expense)	(104,117)	-	(104,117)	-	(104,117)

Loss before discontinued operations and income taxes	(215,402)	-	(215,402)	-	(215,402)

Loss on discontinued operations	(1,419)	(8,736)	(59,940)	(37,797)	(233,532)

Loss before income taxes	(216,821)	(8,736)	(275,342)	(37,797)	(448,934)

Provision for income taxes	-	-	-	-	-

Net loss	$(216,821)	$(8,736)	$(275,342)	$(37,797)	$(448,934)

Net loss per common share – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average of common shares – basic and diluted	153,576,323	270,930,000	231,382,241	270,930,000	257,965,222

See accompanying notes to financial statements

COYOTE RESOURCES, INC.
(Formerly, BLS Media, Inc.)
(An Exploration Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM INCEPTION (OCTOBER 31, 2006)
THROUGH SEPTEMBER 30, 2010
(UNAUDITED)

	Common Stock *
	Number of Shares	Amount	Additional Paid- In Capital	Accumulated Deficit	Deficit Accumulated During Exploration Stage	Total Stockholders’ Equity (Deficit)

Balance, October 31, 2006	-	$-	$-	$-	$-	$-

Issuance of common stock, November 1, 2006	240,000,000	4,000	-	-	-	4,000

Additional paid-in capital in exchange for facilities provided by related party
	-	-	400	-	-	400

Net loss	-	-	-	(11,014)	-	(11,014)

Balance, December 31, 2006 (Audited)	240,000,000	4,000	400	(11,014)	-	(6,614)

Issuance of common stock for cash,		316	31,234
June 30, 2007	18,930,000			-	-	31,550

Issuance of common stock for cash,		200	19,800
July 23, 2007	12,000,000			-	-	20,000

Additional paid-in capital in exchange for facilities provided by related party	-	-	2,400	-	-	2,400

Net loss	-	-	-	(69,026)	-	(69,026)

Balance, December 31, 2007	270,930,000	4,516	53,834	(80,040)	-	(21,690)

Additional paid-in capital in exchange for facilities provided by related party
	-	-	2,400	-	-	2,400

Net loss	-	-	-	(48,345)	-	(48,345)

Balance, December 31, 2008	270,930,000	4,516	56,234	(128,385)	-	(67,635)

* - Retroactively restated for 60:1 forward split

See accompanying notes to financial statements

COYOTE RESOURCES, INC.
(Formerly, BLS Media, Inc.)
(An Exploration Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM INCEPTION (OCTOBER 31, 2006)
THROUGH SEPTEMBER 30, 2010
(UNAUDITED)

	Common Stock *
	Number of Shares	Amount	Additional Paid- In Capital	Accumulated Deficit	Deficit Accumulated During Exploration Stage	Total Stockholders’ Equity (Deficit)

Additional paid-in capital in exchange for facilities provided by related party	-	-	2,400	-	-	2,400

Net loss	-	-	-	(45,207)	-	(45,207)

Balance, December 31, 2009	270,930,000	4,516	58,634	(173,592)	-	(110,442)

Additional paid-in capital in exchange for facilities provided by related party	-	-	1,800	-	-	1,800

Fair value of warrants	-	-	172,500	-	-	172,500

Shares cancelled into treasury and retired	(224,927,880)	(3,749)	3,749	-	-	-

Net loss	-	-	-	(59,940)	(215,402)	(275,342)

Balance, September 30, 2010	46,002,120	$767	$236,683	$(233,532)	$(215,402)	(211,484)

* - Retroactively restated for 60:1 forward split

See accompanying notes to financial statements

COYOTE RESOURCES, INC.
(Formerly, BLS Media, Inc.)
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended September 30, 2010	For the Nine Months Ended September 30, 2009	For the Period from Inception (October 31, 2006) through September 30, 2010
Cash flows from operating activities
Net loss	$(275,342)	$(37,797)	$(448,934)
Adjustments to reconcile net loss to net cash used in operating activities
Additional paid-in capital in exchange for facilities provided by related party	1,800	1,800	9,400
Depreciation	459	459	1,959
Forgiveness of accounts and note payable	(75,781)		(75,781)
Fair value of warrants	172,500		172,500
Changes in operating assets and liabilities
(Increase) in prepaid expenses	-	-	-
Increase in accounts payable and accrued expenses	25,940	15,152	103,885

Net cash used in operating activities	(150,424)	(20,386)	(236,971)

Cash flows from investing activities
Purchase of property and equipment	-	-	(3,056)
Purchase of unproven mineral properties	(244,910)	-	(244,910)

Net cash used by investing activities	(244,910)	-	(247,966)

Cash flows from financing activities
Proceeds from (repayment of) of stockholder loan	(22,000)	-	-
Proceeds from issuance of notes payable	500,000	-	500,000
Proceeds from issuance of loans	4,000	11,000	17,000
Proceeds from issuance of common stock	-	-	55,550

Net cash provided by financing activities	482,000	11,000	572,550

Net increase in cash	86,666	(9,386)	87,613

Cash, beginning of period	947	9,407	-

Cash, end of period	$87,613	$21	$87,613

Supplemental disclosure of cash flow information
Income taxes paid	$-	$-	$-

Interest paid	$7,016	$-	$7,016

Non-cash transaction for unproven mineral properties and assignment of note payable	$950,000	$-	$950,000

See accompanying notes to financial statements

COYOTE RESOURCES, INC.
(Formerly, BLS Media, Inc.)
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Coyote Resources, Inc. (the Company) is currently an Exploration stage company under the provisions of Statement of Accounting Standards Codification (ASC) No. 915 and was incorporated under the laws of the State of Nevada on October 31, 2006.  Since inception, the Company has produced minimal revenues and will continue to report as an Exploration stage company until significant revenues are produced.

On August 12, 2010, the Company entered into a Debt Repayment Agreement with KMR, pursuant to which the Company acquired KMR’s rights to the Tonopah Extension Mine and the Golden Trend Property (“Asset Acquisition”). As a result of the Asset Acquisition, the Company changed management, entered the mining business, and ceased all activity in its former business. The current business is comprised solely of the assets acquired from KMR.  By virtue of that acquisition, the Company’s principal activity is the exploration and development of mineral properties which may include gold, silver, platinum, copper, zinc, and other mineral elements or compounds.

Basis of Presentation

The unaudited financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the annual report on Form 10-K for the year ended December 31, 2009.  In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for any other interim period or the entire year.

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

Mineral Properties

Realization of the Company's investment in and expenditures on mineral properties is dependent upon the establishment of legal ownership, the attainment of successful production from the properties or from the proceeds of their disposal.

Title to mineral properties involves certain inherent risks due to the difficulties of determining the validity of certain claims as well as the potential for problems arising from the frequently ambiguous conveyancing history characteristics of many mineral properties. To the best of its knowledge the Company believes all of its unproved mineral interests are in good standing and that it has title to all of these mineral interests.  The Company classifies its mineral rights as tangible assets and accordingly acquisition costs are capitalized as mineral property costs.

Long-lived assets are to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the Company is to estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the undiscounted expected future cash flows is less than the carrying amount of the asset, an impairment loss is recognized.

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Asset Retirement Obligations

The Company records the fair value of an asset retirement obligation as a liability in the period in which it incurs an obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The estimated fair value of the asset retirement obligation is based on the current cost escalated at an inflation rate and discounted at a credit adjusted risk-free rate. This liability is capitalized as part of the cost of the related asset and amortized over its useful life.  The liability accretes until the Company settles the obligation.  To date the Company has not incurred any measurable asset retirement obligations.

Revenue Recognition

Revenue and royalty from the sale of minerals is to be recognized when (a) persuasive evidence of a sale with a customer exists, (b) services are rendered, (c) fee is fixed or determinable, and (d) collection is reasonably assured.

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

Comprehensive Income

The Company applies ASC No. 220, “Comprehensive Income” (ASC 220).  ASC 220 establishes standards for the reporting and display of comprehensive income or loss, requiring its components to be reported in a financial statement that is displayed with the same prominence as other financial statements.  From inception (October 31, 2006) through September 30, 2010, the Company had no other components of comprehensive loss other than net loss as reported on the statement of operations.

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

As of September 30, 2010, the Company had $500,000 of secured convertible debt that could be converted into 1,000,000 shares of the Company’s common stock.  As of September 30, 2010, the Company also had 500,000 outstanding warrants to purchase 500,000 shares of the Company’s common stock.

Recent Accounting Pronouncements

There were various accounting updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's financial position, results of operations or cash flows.

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

As of September 30, 2010, the Company had $500,000 of secured convertible debt that could be converted into 1,000,000 shares of the Company’s common stock.  As of September 30, 2010, the Company also had 500,000 outstanding warrants to purchase 500,000 shares of the Company’s common stock.

Recent Accounting Pronouncements

There were various accounting updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's financial position, results of operations or cash flows.

2.             GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred a net loss of ($448,934) from inception (October 31, 2006) through September 30, 2010. The Company is subject to those risks associated with exploration stage companies.  The Company has sustained losses since inception and additional debt and equity financing will be required by the Company to fund its development activities and to support operations.  However, there is no assurance that the Company will be able to obtain additional financing.  Furthermore, there is no assurance that rapid technological changes, changing customer needs and evolving industry standards will enable the Company to attain profitable operations. These factors raise substantial doubt about the ability of the Company to continue operation as a going concern.

3.             FAIR VALUE MEASUREMENTS

On January 1, 2008, the Company adopted FASB Accounting Standards Codification No. 820 (SFAS 157), Fair Value Measurements.  ASC 820 relates to financial assets and financial liabilities.

Determination of Fair Value

At September 30, 2010, the Company calculated the fair value of its assets and liabilities for disclosure purposes only.

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

The following table presents the Company's fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of September 30, 2010:

	September 30, 2010
	Level 1	Level 2	Level 3	Total
Assets
Unproven mineral properties	$-	$-	$1,194,910	$1,194,910
Liabilities	-	-	-	-
	$-	$-	$1,194,910	$1,194,910

4.             NOTE RECEIVABLE

On April 23, 2010, the Company loaned $200,000 to KMR Resources, Inc. a Nevada corporation (“KMR”) in order for KMR to fund certain of its operations. In exchange for the funds, KMR executed a promissory note in that amount, which was payable on demand by the Company including interest of 8% per annum.  On August 12, 2010, the Company and KMR entered into a Debt Repayment Agreement (“Debt Repayment Agreement”), pursuant to which KMR agreed to repay the Company the amount due under the promissory note dated April 23, 2010, by assigning KMR’s rights to certain mineral claims as further described below.  The amount of the note receivable repayment, including interest, was $204,910.

5.             UNPROVEN MINERAL PROPERTIES

On August 12, 2010, pursuant to the Debt Repayment Agreement with KMR, the Company was assigned KMR’s rights to the following:

(i)
a mineral lease and option to purchase agreement between KMR and Cliff ZZ L.L.C., which provides that  Cliff ZZ L.L.C shall lease certain patented mining claims located in Esmeralda and Nye Counties, Nevada, including the Tonopah Extension Mine, to KMR, and that KMR shall have the option to acquire ownership of those claims (the “Tonopah Extension Mine”), and,

(ii)
a mining lease between KMR and Rubicon Resources, Inc., which provides that KMR shall own the exclusive rights to explore, develop and mine certain unpatented mining claims located in Eureka County, Nevada (“Golden Trend Property”).

In addition, on August 12, 2010, the Company was assigned the rights to a Mining Lease for certain unpatented mining claims in Eureka County, Nevada.  The lease term is ten (10) years and is subject to a net smelter return royalty on production at the rate of 3.0% of net smelter returns (NSR’s).  An initial Advanced Minimum Royalty (AMR) of $45,000 was paid upon signing and additional AMR’s of $15,000 shall be paid at 6-month intervals.  All AMR’s shall be recaptured before any NSR’s are paid from production.  There is no annual work commitment.

On August 12, 2010, the Company was assigned the rights a Mining Lease and Option to Purchase Agreement for certain patented mineral claims in Esmeralda and Nye Counties of Nevada.  This lease is for five (5) years with the option to purchase for a total of $1,000,000 to be paid over a period of 5 years, beginning with a $10,000.00 initial payment made by KMR on March 31, 2010.  A 4% net smelter royalty is reserved.

The following table presents information regarding the Company’s costs for its unproven mineral properties:
September 30, 2010
Property acquisition costs:
Unproven
Opening balance	$-
Nevada claims	1,194,910
Write downs	(-)

$1,194,910

6.             ACCRUED EXPENSES

Accrued Wages and Compensated Absences

The Company currently does not have any employees.  The majority of developement costs and services have been provided to the Company by the founders and outside, third-party vendors.  As such, there is no accrual for wages or compensated absences as of September 30, 2010.

7.             NOTES PAYABLE

On April 22, 2010, the Company executed a promissory note in the amount of $200,000, with a third party investor. Such note is payable on demand by the investor and bears interest of 8% per annum.

On August 13, 2010, the Company entered into a Note and Warrant Purchase Agreement with one investor pursuant to which the investor agreed to lend up to Two Million Dollars ($2,000,000) to the Company in multiple installments in exchange for a senior secured convertible promissory note (“Note”) with a conversion price of $0.50 per share and five-year warrants to acquire shares of common stock at an exercise price of $0.75 per share (the “Warrants”) in the amount of each installment. The first installment of Five Hundred Thousand Dollars ($500,000) (“First Installment”) was delivered on the Closing Date and the Company issued 500,000 Warrants to the investor in connection with the First Installment.  Included in the First Installment was the repayment of the April 22, 2010 $200,000 note payable.  As of September 30, 2010, the Company owed $500,000 of principal and $6,712 of interest under this Note and Warrant Purchase Agreement.  The fair value of the 500,000 warrants issued was estimated at $172,500 using the Black-Scholes option pricing model with the following assumptions:  no dividend yield, risk-free interest rate of 1.47%, contractual life of 5.0 years and volatility of 100%.

On August 12, 2010, in connection with the assignment of the rights a Mining Lease and Option to Purchase Agreement for certain patented mineral claims in Esmeralda and Nye Counties of Nevada, the Company assumed the balance of the purchase option of $990,000.  The Company made one required payment of $40,000 during the nine months ended September 30, 2010.  The balance of the purchase option was $950,000 at September 30, 2010.

8.           LOANS FROM STOCKHOLDERS

The Company has an outstanding note payable with a stockholder in the amount of $22,000.  Per the terms of the note, this loan was due in one lump-sum payment on December 28, 2007, together with interest that accrues at the rate of 8% per annum.  The loan funds are to be used for working capital purposes.  The loan agreement was amended to extend the due date of the loan to January 28, 2011.

On August 13, 2010, the Company entered into Stock Cancellation and Debt Forgiveness Agreement (the “Cancellation Agreement”) with a stockholder, pursuant to which the Company and the stockholder agreed to cancel 224,927,880 shares of common stock held by the stockholder.  The stockholder also agreed to release the Company from any obligation to pay any monies due to the stockholder pursuant to the Promissory Note dated December 28, 2006, as amended, in exchange for Twenty Five Thousand Dollars ($25,000).

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

As of September 30, 2010, $17,000 of principal and $1,884 of interest was due to various stockholders per the above notes.

9.           COMMON STOCK

On August 18, 2010 the Board of Directors authorized a 60 for 1 forward stock split of the Company’s issued and outstanding common stock.  The record date for the forward stock split was August 30, 2010.  These financial statements and all references to common stock reflect the forward stock split as if it occurred on the first date of these financial statements.

On November 1, 2006, the Company issued 240,000,000 shares of its common stock to its officers for cash of $4,000 which was considered a reasonable estimate of fair value.

On June 30, 2007, the Company issued 18,930,000 shares of its common stock to unrelated investors for cash of $31,550 pursuant to the Company’s Registration Statement.

On July 23, 2007, the Company issued 12,000,000 shares of its common stock to unrelated investors for cash of $20,000 pursuant to the Company’s Registration Statement.

On August 13, 2010, in connection with the Cancellation Agreement a stockholder agreed to cancel 224,927,880 shares of common stock.  These shares were retired as of September 30, 2010.

10.           PROVISION FOR INCOME TAXES

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

As of September 30, 2010, the Company had federal net operating loss carryforwards of approximately ($443,000), which can be used to offset future federal income tax.  The federal and state net operating loss carryforwards expire at various dates through 2030.  Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured.

A summary of the Company’s deferred tax assets as of September 30, 2010 are as follows:

	2010

Federal net operating loss (@ 25%)		$110,000
Less: valuation allowance		(110,000)

Net deferred tax asset	$	---

The valuation allowance increased $67,500 during the nine months ended September 30, 2010.

11.       RELATED PARTY TRANSACTIONS

From the Company’s inception (October 31, 2006) through September 30, 2010, the Company utilized office space of an officer and stockholder at no charge.  The Company treated the usage of the office space as additional paid-in capital and charged the estimated fair value rent of $200 per month to operations.  For the nine months ended September 30, 2010 and 2009, the Company recorded rent expense of $1,800 and $1,800, respectively.

12.       DISCONTINUED OPERATIONS

On August 12, 2010, in connection with the Company’s Debt Repayment Agreement with KMR, pursuant to which the Company acquired all of KMR’s rights to certain mineral claims, the Company changed management, entered the mining business, and ceased all activity in its former business of video production and media relations.  Accordingly, the Company’s results from its former business are shown in the statements of operations under the caption, “Loss on Discontinued Operations” and its cumulative deficit under the caption, “Accumulated Deficit” on the balance sheet.

13.       SUBSEQUENT EVENTS

On November 8, 2010, the Company sold 500,000 shares of its common stock to one investor in exchange for $500,000, or $1.00 per share, and warrants to purchase 500,000 shares of the Company’s common stock at a purchase price of $0.50 per share.

The Company has evaluated subsequent events through November 19, 2010, the date these financial statements were issued.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Critical Accounting Policy and Estimates. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. In addition, these accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in this Quarterly Report on Form 10-Q for the period ended September 30, 2010.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements for the period ended September 30, 2010, together with notes thereto.

Current Trends and Recent Developments for the Company.

Overview. We were incorporated in the State of Nevada on October 31, 2006 as BLS Media, Inc. (“BLS”) and conducted a business in video production and media relations.  On August 12, 2010, we entered into a Debt Repayment Agreement with KMR, pursuant to which we acquired all of KMR’s rights to (i) certain patented mining claims located in Esmeralda and Nye Counties, Nevada, which is known as the Tonopah Extension Mine, and (ii) the mining lease for one hundred and eleven (111) unpatented mining claims in Eureka County, Nevada, which is known as the Golden Trend Property (“Asset Acquisition”). As a result of the Asset Acquisition, we changed management, entered the mining business, and ceased all activity in our former business. Our current business is comprised solely of the assets acquired from KMR.  By virtue of that acquisition, our principal activity is the exploration and development of mineral properties which may include gold, silver, platinum, copper, zinc, and other mineral elements or compounds.

BLS owned one hundred percent (100%) of a newly created Nevada corporation called Coyote Resources, Inc., which had no operations or assets (“Coyote Sub”). On August 12, 2010, pursuant to an Agreement and Plan of Merger made as of August 12, 2010, between BLS and Coyote Sub, Coyote Sub merged into BLS, resulting in BLS changing its name to “Coyote Resources, Inc.”

Our Business. We are an early stage mining company led by an experienced management team and focused on exploration of mineral properties. Our business plan is to acquire mining properties for exploration and development with the intent to bring the projects to feasibility at which time we will either contract out the operations or joint venture the project to qualified interested parties.  Our main priority will be given to projects with near term cash flow potential, although consideration will be given to projects that may not be as advanced from a technical standpoint but demonstrate the potential for significant upside.

Our Properties.

Tonopah Extension Mine. The Tonopah Extension Mine is an exploration property located in south-central Nevada, midway between Reno and Las Vegas.  The Tonopah mining district is centered on the town of Tonopah in Nye and Esmeralda Counties near the intersection of two major highways, one north-south and the other east-west.  Total land holdings comprise 958 acres of mineral rights and 368 acres of patented surface rights with additional holdings of 487 acres of patented surface rights for mining purposes within the Lambertucci Ranch holdings.

Golden Trend Property. The Golden Trend Property is an early stage exploration property located on the southwestern flank of the Cortez Mountains, approximately 70 miles southwest of Elko, Nevada in the Buckhorn mining district.  A total of 111 contiguous, unpatented mining claims, located on land administered by the Bureau of Land Management comprise the property, totaling approximately 2230 acres. I t is along the Cortez Trend and lies astride the Cortez Fault.  We control 100% of the property through a lease with the property owner.

The following is a summary of our recent operating results:

For the three months ended September 30, 2010 as compared to the three months ended September 30, 2009.

Results of Operations.

Revenues. We had no revenues for the three months ended September 30, 2010, as compared to no revenues generated during the three months ended September 30, 2009.

Operating Expenses. For the three months ended September 30, 2010, our total operating expenses were $111,285, as compared to the three months ended September 30, 2009, where we had a loss on discontinued operations of $8,736. The increase in total operating expenses is primarily due to our change in business and the legal and professional fees related to the Asset Acquisition.

Net Loss.   For the three months ended September 30, 2010, our net loss was $216,821 as compared to a net loss of $8,736 for the three months ended September 30, 2009.  The increase in our net loss between the two periods was due to operating expenses incurred for the three months ended September 30, 2010, which are related to the legal and professional fees incurred and the fair value of our financing costs for our current business as compared to our loss on discontinued operations for the three months ended September 30, 2009, which was from our former business.

For the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009.

Results of Operations.

Revenues. We had no revenues for the nine months ended September 30, 2010, as compared to no revenues generated during the nine months ended September 30, 2009.

Operating Expenses. For the nine months ended September 30, 2010, our total operating expenses were $111,285, as compared to the three months ended September 30, 2009, where we had a loss on discontinued operations of $37,797. The increase in total operating expenses is primarily due to our change in business and the legal and professional fees related to the Asset Acquisition.

Net Loss.   For the nine months ended September 30, 2010, our net loss was $275,342, as compared to a net loss of $37,797 for the nine months ended September 30, 2009.  The increase in our net loss between the two periods was due to operating expenses incurred for the nine months ended September 30, 2010, which are related to the legal and professional fees incurred and the fair value of our financing costs for our current business as compared to our loss on discontinued operations for the nine months ended September 30, 2009 which was from our former business.

Liquidity and Capital Resources.  We had cash of $87,613 as of September 30, 2010, which equals our total current assets as of that date. Our total assets of $1,283,620 as of September 30, 2010, included our current assets of $87,613, unproven mineral properties of $1,194,910, and property and equipment of $1,097, net of accumulated depreciation. .

Our unproven mineral properties of $1,194,910, as of September 30, 2010, consist of our rights to the Tonopah Extension Mine and the Golden Trend Property.

Our current liabilities were $1,495,104 as of September 30, 2010, which was comprised of accounts payable of $28,104, notes payable of $1,450,000, and loans payable to shareholders of $17,000.

As of September 30, 2010, our notes payable of $1,450,000, consists of (i) the first installment of $500,000 (“First Installment”) was loaned to us pursuant to the Note and Warrant Purchase Agreement (the “Note and Warrant Agreement”) we entered with one investor in August 2010 and (ii) the balance of $950,000 which is owed to Cliff ZZ L.L.C. pursuant to the Mining Lease and Option to Purchase Agreement between us and Cliff ZZ L.L.C. (the “Tonopah Agreement”).

Pursuant to the Note and Warrant Agreement, the investor agreed to lend up to Two Million Dollars ($2,000,000) to us in multiple installments in exchange for a senior secured convertible promissory note (“Note”) with a conversion price of $0.50 per share and five-year warrants to acquire shares of common stock at an exercise price of $0.75 per share (the “Warrants”) in the amount of each installment. The First Installment was delivered on August 12, 2010, and we issued 500,000 warrants to the investor in connection with the First Installment.  Included in the First Installment was the repayment of the April 22, 2010 note payable of $200,000 that was due to the same investor.  As of September 30, 2010, we owed $500,000 of principal and $6,712 of interest pursuant to the First Installment.

On August 12, 2010, in connection with the assignment of the rights to the Tonopah Agreement, we assumed the balance of the purchase option of $990,000.  We made one required payment of $40,000 to Cliff ZZ L.L.C. during the nine months ended September 30, 2010.  The balance of the purchase option was $950,000 at September 30, 2010.

The loan payable to shareholder of $17,000 is payable to two of our minority shareholders. On April 20, 2009, we entered into a note payable with a stockholder in the amount of $6,000.  On July 13, 2009, the Company entered into a note payable with a stockholder in the amount of $5,000.  On November 14, 2009, the Company entered into a note payable with a stockholder in the amount of $2,000.  On March 8, 2010, the Company entered into a note payable with a stockholder in the amount of $4,000.  These loans are due upon demand and accrue interest at the rate of 10% per annum.  The loan funds were used for working capital purposes.

As of September 30, 2010, $17,000 of principal and $1,884 of interest was due to various stockholders per the above notes.

On August 13, 2010, we entered into Stock Cancellation and Debt Forgiveness Agreement with a stockholder, pursuant to which we and the stockholder agreed to cancel 224,927,880 shares of common stock held by the stockholder.  The stockholder also agreed to release us from any obligation to pay any monies due to the stockholder pursuant to the Promissory Note dated December 28, 2006, as amended, in exchange for $25,000.

We had no other liabilities and no long term commitments or contingencies as of September 30, 2010.

During 2010 and 2011, we expect that the following will continue to impact our liquidity: (i) legal and accounting costs of being a public company; (ii) future payments to Cliff ZZ L.L.C. for the balance of the purchase option for the Tonopah Agreement; (iii) expected expenses related to the development of the Golden Trend Property and the Tonopah Extensions Mine; and (iv) anticipated increases in overhead and the use of independent contractors for services to be provided to us. We will need to obtain funds to pay those expenses. Other than those items specified above, we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity.

We have cash and cash equivalents of $87,613 as of September 30, 2010.  In the opinion of management, available funds will not satisfy our working capital requirements to operate at our current level of activity for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors.

On November 8, 2010, we sold 500,000 shares of our common stock to one investor in exchange for $500,000, or $1.00 per share, and warrants to purchase 500,000 shares of our common stock at a purchase price of $0.50 per share. In order to implement our business plan in the manner we envision, we will need to raise additional capital in addition to the funds that we recently raised.  We cannot guaranty that we will be able to raise additional funds. Moreover, in the event that we can raise additional funds, we cannot guaranty that additional funding will be available on favorable terms.

We are not currently conducting any research and development activities.  We do not anticipate conducting such activities in the near future. We intend to use independent contractors for certain services related to the Golden Trend Property and the Tonopah Extension Mine. We anticipate that we may need to purchase or lease additional equipment in order to conduct certain of our operations. However, as of the date of this report, we do not have any specific plans to purchase or lease additional equipment.

Off-Balance Sheet Arrangements.

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of September 30, 2010, the date of this report, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  (Removed and Reserved).

Item 5.  Other Information.

None.

Item 6.  Exhibits.

31.1	Certification of Principal Executive and Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934

32.1	Certification of Principal Executive and Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Coyote Resources, Inc., a Nevada corporation

November 22, 2010	By:	/s/ Earl Abbott
Earl Abbott President, Secretary, Treasurer (Principal Executive, Financial and Accounting Officer)