Form 10-K
period 2010-12-31
Coyote Resources, Inc.
filed 2011-04-04
CIK 1392121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010.

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from     to

Commission File Number: 000-52512

Coyote Resources, Inc.
 (Exact name of registrant as specified in its charter)
Nevada	20-5874196
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
5490 Longley Lane, Reno, Nevada 89511	89511
(Address of principal executive offices)	(Zip Code)

(702) 450-2163
(Registrant's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Act:
Title of each class registered:	Name of each exchange on which registered:
None	None
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes      ☒ No

The aggregate market value of the registrant's shares of common stock held by non-affiliates of the registrant on June 30, 2010, based on $0.10 per share, the last price at which the common equity was sold by the registrant as of that date, was $51,550.

As of March 30, 2011, there were 46,502,120 shares of the issuer's $.001 par value common stock issued and outstanding.

Documents incorporated by reference. There are no annual reports to security holders, proxy information statements, or any prospectus filed pursuant to Rule 424 of the Securities Act of 1933 incorporated herein by reference.

FORWARD-LOOKING STATEMENTS

This Annual Report of Coyote Resources, Inc. on Form 10-K contains forward-looking statements, particularly those identified with the words, “anticipates,” “believes,” “expects,” “plans,” “intends”, “objectives” and similar expressions. These statements reflect management's best judgment based on factors known at the time of such statements. The reader may find discussions containing such forward-looking statements in the material set forth under “Management's Discussion and Analysis and Plan of Operations,” generally, and specifically therein under the captions “Liquidity and Capital Resources” as well as elsewhere in this Annual Report on Form 10-K. Actual events or results may differ materially from those discussed herein. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements. The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

PART I

Item 1.   Business.

Our Background. Coyote Resources, Inc. (“Coyote,” “We” or the “Company”), formerly, BLS Media, Inc., was incorporated in the State of Nevada on October 31, 2006 to conduct a business in the video production and media relations industry.  On August 12, 2010, we entered into an Agreement and Plan of Merger with Coyote Resources, Inc., our wholly owned subsidiary (“Coyote Sub”) pursuant to which Coyote Sub merged with and into the Company and we changed our name to “Coyote Resources, Inc.”  On that same date, we entered into a Debt Repayment Agreement with KMR Resources, Inc. (“KMR”), pursuant to which KMR agreed to repay us the amount due pursuant to a promissory note dated April 23, 2010, by assigning to us all of KMR’s rights to the Tonopah Extension Mine and the Golden Trend Property (“Asset Acquisition”). This brief description of the Debt Repayment Agreement is only a summary that discloses all material terms of the Debt Repayment Agreement. The full text of the Debt Repayment Agreement is attached as Exhibit 10.1 to our Current Report on Form 8-K which filed with the Securities and Exchange Commission (“SEC”) on August 18, 2010.

As a result of the Asset Acquisition, we changed management, entered the mining business, and ceased all activity in our former business. Our current business is comprised solely of the assets acquired from KMR.  By virtue of that acquisition, our principal activity is the exploration and development of mineral properties which may include gold, silver, platinum, copper, zinc, and other mineral elements or compounds.  We have not undergone bankruptcy, receivership, or any similar proceeding.

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

Golden Trend Property. The Golden Trend Property is an early stage exploration property located on the southwestern flank of the Cortez Mountains, approximately 70 miles southwest of Elko, Nevada in the Buckhorn mining district.  A total of 111 contiguous, unpatented mining claims, located on land administered by the Bureau of Land Management comprise the property, totaling approximately 2230 acres. It is along the Cortez Trend and lies astride the Cortez Fault.  We control 100% of the property through a lease with the property owner.

Business Strategy. Our strategy is to increase shareholder value through strategic acquisitions, exploration and development. We are focused on the acquisition, development and exploitation of mineral properties.  Our assets currently consist of the properties described herein. We are also searching for possible joint-ventures that fit our strategic focus.

Competition.  In the United States, there are numerous mining and exploration companies, both big and small. All of these mining companies are seeking properties of merit and funds. We will have to compete against such companies to acquire the funds to develop our mineral claims. The availability of funds for exploration is sometimes limited, and we may find it difficult to compete with larger and more well-known companies for capital. Even though we have the right to the minerals on our claims, there is no guarantee we will be able to raise sufficient funds in the future to maintain our mineral claims in good standing. Therefore, if we do not have sufficient funds for exploration, our claims might lapse and be staked by other mining interests. We might be forced to seek a joint venture partner to assist in the exploration of our mineral claims. In this case, there is the possibility that we might not be able to pay our proportionate share of the exploration costs and might be diluted to an insignificant carried interest.

Even when a commercially viable ore body is discovered, there is no guarantee competition in refining the ore will not exist. Other companies may have long-term contracts with refining companies, thereby inhibiting our ability to process our ore and eventually market it. At this point in time, we do not have any contractual agreements to refine any potential ore we might discover on our mineral claims.

The exploration business is highly competitive and highly fragmented, dominated by both large and small mining companies. Success will largely depend on our ability to attract talent from the mining field and our ability to fund our operations. There is no assurance that our mineral expansion plans will be realized.

Intellectual Property. We do not presently own any copyrights, patents or trademarks. We own the Internet domain name www.coyoteresourcesinc.com. Under current domain name registration practices, no one else can obtain an identical domain name, but someone might obtain a similar name, or the identical name with a different suffix, such as “.org”, or with a country designation. The regulation of domain names in the United States and in foreign countries is subject to change, and we could be unable to prevent third parties from acquiring domain names that infringe or otherwise decrease the value of our domain names.

Governmental Regulation. We are committed to complying, and, to our knowledge, are in compliance, with all governmental and environmental regulations. Permits from a variety of regulatory authorities are required for many aspects of mine operation and reclamation. We cannot predict the extent to which future legislation and regulation could cause additional expense, capital expenditures, restrictions, and delays in the exploration of our properties.

Our activities are not only subject to extensive federal, state, and local regulations controlling the mining of, and exploration for, mineral properties, but also the possible effects of such activities upon the environment. Future legislation and regulations could cause additional expense, capital expenditures, restrictions, and delays in the exploration of our properties, the extent of which cannot be predicted. Permits may also be required from a variety of regulatory authorities for many aspects of mine operation and reclamation. In the context of environmental permitting, including the approval of reclamation plans, we must comply with known standards, existing laws, and regulations that may entail greater or lesser costs and delays depending on the nature of the activity to be permitted and how stringently the regulations are implemented by the permitting authority. We are not presently aware of any specific material environmental constraint affecting our properties that would preclude the economic development or operation of any specific property.

It is reasonable to expect that compliance with environmental regulations will increase our costs. Such compliance may include feasibility studies on the surface impact of our proposed exploration operations; costs associated with minimizing surface impact; water treatment and protection; reclamation activities, including rehabilitation of various sites; on-going efforts at alleviating the mining impact on wildlife; and permits or bonds as may be required to ensure our compliance with applicable regulations. It is possible that the costs and delays associated with such compliance could become so prohibitive that we may decide not to proceed with exploration on any of our mineral properties.

We are prepared to engage professionals, if necessary, to ensure regulatory compliance, but in the near term we expect our activities to require minimal regulatory oversight. If we expand the scope of our activities in the future, it is reasonable to expect expenditures on compliance to rise.

Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, our management will strive within the confines of practical limitations to prevent patterns of abuse from being established with respect to our securities. To that end, our management intends to use its best efforts to provide information to the marketplace in a timely manner and regularly update our corporate website.

Research and Development. We are not currently conducting any research and development activities, nor have we during the last two fiscal years, other than property explorations and assessments.

Employees. As of March 30, 2011, we have no significant employees other than our two officers. We plan to outsource independent consultants on a consulting basis to conduct the work programs on our mineral properties in order to carry out our plan of operations.

Facilities. Our executive offices are located at 5490 Longley Lane, Nevada 89511, where we occupy approximately 150 square feet of office space. We lease our offices from Telesto Nevada, Inc. in exchange for $800 per month on a month to month basis. We believe that our current office space and facilities are sufficient to meet our present needs and do not anticipate the need to secure any additional space.

Internet Website. Our Internet website is www.coyoteresourcesinc.com.

Legal Proceedings. There are no legal actions pending against us nor are any legal actions contemplated by us at this time.

Item 1A.   Risk Factors.

We have a limited operating history, and if we are not successful in growing our business, we may have to scale back or even cease our ongoing business operations.

Our company has a limited operating history and must be considered in the exploration stage. Our operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. We may be unable to generate revenues or operate on a profitable basis. We are in the exploration stage and potential investors should be aware of the difficulties normally encountered by enterprises in the exploration stage. If our business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment in our company.

There are numerous exploration and development risks associated with our industry.

The business of exploration for minerals and mining involves an extremely high degree of risk. Few properties that are explored are ultimately developed into producing mines. There is no assurance that our mineral exploration and development activities will result in the discovery, development, or production of a commercially viable ore body. The economics of developing gold and other mineral properties are affected by many factors, including capital and operating costs, variations of the grade of ore mined, fluctuating mineral markets, costs of processing equipment, and such other factors as government regulations, including regulations relating to royalties, allowable production, importing and exporting of minerals, and environmental protection. Substantial expenditures are required to establish reserves through drilling, to develop metallurgical processes to extract metal from ore, and to develop the mining and processing facilities and infrastructure at any site chosen for mining. We cannot guaranty that the funds required for exploration and development can be obtained. The marketability of any minerals acquired or discovered may be affected by numerous factors which are beyond our control and which cannot be accurately foreseen or predicted, such as market fluctuations, the global marketing conditions for precious and base metals, the proximity and capacity of milling facilities, mineral markets, and processing equipment, and such other factors as government regulations, including regulations relating to royalties, allowable production, importing and exporting minerals, and environmental protection.

The price of gold can be volatile.

Gold prices historically have fluctuated widely and are affected by numerous factors outside of our control, including industrial and retail demand, central bank lending, sales and purchases of gold, forward sales of gold by producers and speculators, levels of gold production, short-term changes in supply and demand because of speculative hedging activities, confidence in the global monetary system, expectations of the future rate of inflation, the strength of the US dollar (the currency in which the price of gold is generally quoted), interest rates, and global or regional political or economic events. The potential profitability of our operations is directly related to the market price of gold. A decline in the market price of gold would materially affect the value of our assets. A decline in the market price of gold may also require us to write-down any mineral reserves that we might book, which would negatively impact our financial position.

Competition in the gold mining industry is highly competitive and there is no assurance that we will be successful in acquiring leases.

The gold mining industry is intensely competitive. We compete with numerous individuals and companies, including many major gold exploration and mining companies that have substantially greater technical, financial, and operational resources and staffs. Accordingly, there is a high degree of competition for desirable mining leases, suitable properties for mining operations, and necessary mining equipment, as well as for access to funds. We cannot predict if the necessary funds can be raised or that any projected work will be completed. There are other competitors that have operations in the Nevada area and the presence of these competitors could harm our ability to acquire additional leases.

Government regulation and environmental regulatory requirements may impact our operations.

Failure to comply with applicable environmental laws, regulations, and permitting requirements may result in enforcement actions thereunder, including orders issued by regulatory or judicial authorities, causing operations to cease or be curtailed, and may include corrective measures requiring capital expenditures, installation of additional equipment, or remedial actions. Parties engaged in mining operations may be required to compensate those suffering loss or damage by reason of the mining activities and may have civil or criminal fines or penalties imposed for violations of applicable laws or regulations.

Amendments to current laws, regulations, and permits governing operations and activities of mining companies, or more stringent implementation thereof, could have a material adverse impact on us and cause increases in capital expenditures or require abandonment or delays in development of new mining properties.

Decreases in prices of precious metals would reduce the value of our properties.

The value of our exploration properties is directly related to the market price of precious metals. The market price of various precious metals fluctuates widely and is affected by numerous factors beyond the control of any mining company. These factors include industrial and jewelry fabrication demand, expectations with respect to the rate of inflation, the relative strength of the U.S. dollar and other currencies, interest rates, gold sales and loans by central banks, forward sales by gold producers, global or regional political, economic or banking crises, and a number of other factors. If the gold price drops dramatically, the value of our exploration properties will decrease. The selections of a property for exploration or development, and the dedication of funds necessary to achieve such purposes are decisions that must be made long before the first revenues from production will be received, if ever. Price fluctuations between the time that such decisions are made and the commencement of production can have a material adverse effect on the economics of a mine, and can eliminate or have a material adverse impact on the value of the properties.

Because of the speculative nature of exploration of natural resource properties, there is substantial risk that we will not find commercially viable gold ore deposits.

There is no assurance that any of the claims we explore or acquire will contain commercially exploitable reserves of gold minerals.  Exploration for natural resources is a speculative venture involving substantial risk.  Hazards such as unusual or unexpected geological formations and other conditions often result in unsuccessful exploration efforts.  Success in exploration is dependent upon a number of factors including, but not limited to, quality of management, quality and availability of geological expertise and availability of exploration capital.  Due to these and other factors, no assurance can be given that our exploration programs will result in the discovery of new mineral reserves or resources.

We may not have access to all of the supplies and materials we need for exploration, which could cause us to delay or suspend operations.

Demand for drilling equipment and limited industry suppliers may result in occasional shortages of supplies, and certain equipment such as drilling rigs that we need to conduct exploration activities.  We have not negotiated any long term contracts with any suppliers of products, equipment or services.  If we cannot find the trained employees and equipment when required, we will have to suspend or curtail our exploration plans until such services and equipment can be obtained.

We have no known ore reserves and we cannot predict when and if we will find commercial quantities of mineral ore deposits.  The failure to identify and extract commercially viable mineral ore deposits will affect our ability to generate revenues.

 We have no known ore reserves and there can be no assurance that any of the mineral claims we are exploring contain commercial quantities of gold or silver.  Even if we identify commercial reserves, we cannot predict whether we will be able to mine the reserves on a profitable basis, if at all.

If we are unable to hire and retain key personnel, we may not be able to implement our business plan.

We are substantially dependent upon the continued services of Dr. Earl Abbott.  We do not have an employment agreement with Dr. Abbott or any key person life insurance or disability insurance on him.  While Dr. Abbott expects to spend the majority of his time assisting us and our business, there can be no assurance that his services will remain available to us.  If Dr. Abbott’s services are not available to us, we will be materially harmed.  While Dr. Abbott is a significant stockholder and considers his investment of time and money of significant personal value, there is no assurance that he will remain with us.   Our success is also largely dependent on our ability to hire highly qualified personnel.  This is particularly true in the highly technical business such as mineral exploration.  These individuals are in high demand and we may not be able to retain the personnel we need.  In addition, we may not be able to afford the high salaries and fees demanded by qualified personnel, or may lose such employees after they are hired.  Failure to hire key personnel when needed, or on acceptable terms, to carry out our exploration and mining programs would harm our business.

Because the probability of many of the individual mining prospects explored will not show commercially viable amounts of gold ore deposits, substantial amounts of funds spent on exploration will not result in identifiable reserves.

The probability of our exploration program identifying individual prospects having commercially significant reserves cannot be predicted.  It is likely that many of the properties explored will not contain any commercially significant reserves.  As such substantial funds will be spent on exploration which may identify only a few, if any, claims having commercial development potential.

Our mining claims could be contested which would add significant costs and delays to our exploration programs.

Our mining property rights currently consist of a number of unpatented mining claims. The validity of unpatented mining claims and staked claims are often uncertain and are always subject to contest.  Unpatented mining claims are generally considered subject to greater title risk than patented mining claims, or real property interests that are owned in fee simple. If our claims on a particular property are successfully challenged, we may not be able to develop or retain our interests on that property, which could reduce our future revenues.

Mining operations are subject to extensive federal and state regulation which increases the costs of compliance and possible liability for non-compliance.

Mining is subject to extensive regulation by state and federal regulatory authorities.  State and federal statutes regulate environmental quality, safety, exploration procedures, reclamation, employees’ health and safety, use of explosives, air quality standards, pollution of stream and fresh water sources, noxious odors, noise, dust, and other environmental protection controls as well as the rights of adjoining property owners.  We believe that we are currently operating in compliance with all known safety and environmental standards and regulations applicable to our Nevada properties.  However, there can be no assurance that our compliance could be challenged or that future changes in federal or Nevada laws, regulations or interpretations thereof will not have a material adverse affect on our ability to resume and sustain exploration operations.

Mining operations are subject to various risks and hazards which could result in significant costs or hinder ongoing operations.

The business of gold mining is subject to certain types of risks, including environmental hazards, industrial accidents, and theft.  We intend to carry insurance against certain property damage loss (including business interruption) and comprehensive general liability insurance.  While we hope to maintain insurance consistent with industry practice, it is not possible to insure against all risks associated with the mining business, or prudent to assume that insurance will continue to be available at a reasonable cost.  We have not obtained environmental liability insurance because such coverage is not considered by management to be cost effective.

Our auditors have expressed substantial doubt regarding our ability to continue operations as a “going concern.” Investors may lose all of their investment if we are unable to continue operations and generate revenues, or if we do not raise sufficient funds.

We will seek to raise additional funds to meet our working capital needs principally through the additional sales of our securities.  However, we cannot guaranty that we will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtainable on terms satisfactory to us.  If we do not raise sufficient funds, we may not be able to continue in business.  As a result, our auditors believe that substantial doubt exists about our ability to continue operations.

We are subject to the reporting requirements of federal securities laws, which is expensive.

We are a public reporting company in the U.S. and, accordingly, subject to the information and reporting requirements of the Exchange Act and other federal securities laws, and the compliance obligations of the Sarbanes-Oxley Act. The costs of preparing and filing annual and quarterly reports, proxy statements and other information with the SEC and furnishing audited reports to stockholders will cause our expenses to be higher than they would be if we remained a privately-held company.

Our compliance with the Sarbanes-Oxley Act and SEC rules concerning internal controls will be time consuming, difficult and costly.

It will be time consuming, difficult and costly for us to develop and implement the internal controls and reporting procedures required by Sarbanes-Oxley. We will need to hire additional financial reporting, internal control, and other finance staff in order to develop and implement appropriate internal controls and reporting procedures. If we are unable to comply with Sarbanes-Oxley’s internal controls requirements, we may not be able to obtain the independent accountant certifications that Sarbanes-Oxley Act requires publicly-traded companies to obtain. We will also incur additional costs of up to $10,000 per year and work associated with preparing our evaluation report of internal control over financial reporting for our next Form 10-K and annual reports. The work associated with preparing our evaluation report of internal control over financial reporting includes our management assessing the effectiveness of our internal control over financial reporting by using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework.

If we fail to maintain the adequacy of our internal controls, our ability to provide accurate financial statements and comply with the requirements of the Sarbanes-Oxley Act could be impaired, which could cause our stock price to decrease substantially.

We have committed limited personnel and resources to the development of the external reporting and compliance obligations that are required of a public company. Recently, we have taken measures to address and improve our financial reporting and compliance capabilities and we are in the process of instituting changes to satisfy our obligations in connection with being a public company. Prior to taking these measures, we did not believe we had the resources and capabilities to do so. We plan to obtain additional financial and accounting resources to support and enhance our ability to meet the requirements of being a public company. We will need to continue to improve our financial and managerial controls, reporting systems and procedures, and documentation thereof. If our financial and managerial controls, reporting systems, or procedures fail, we may not be able to provide accurate financial statements on a timely basis or comply with the Sarbanes-Oxley Act of 2002 as it applies to us. Any failure of our internal controls or our ability to provide accurate financial statements could cause the trading price of our common stock to decrease substantially.

Our common shares are thinly-traded, and you may be unable to sell at or near ask prices or at all if you need to sell your shares or otherwise desire to liquidate such shares.

We cannot predict the extent to which an active public market for our common stock will develop or be sustained due to a number of factors, including the fact that we are a small company that is relatively unknown to stock analysts, stock brokers, institutional investors, and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that current trading levels will be sustained.

The market price for our common stock may be particularly volatile given our status as a relatively small company with a thinly-traded “float” and lack of current revenues that could lead to wide fluctuations in our share price. You may be unable to sell your common stock at or above your purchase price if at all, which may result in substantial losses to you.

The market for our common shares may be characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will be more volatile than a seasoned issuer for the indefinite future. The potential volatility in our share price is attributable to a number of factors. First, as noted above, our common shares may be sporadically and/or thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our stockholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to a seasoned issuer that could better absorb those sales without adverse impact on its share price. Secondly, an investment in us is a speculative or “risky” investment due to our lack of revenues or profits to date and uncertainty of future market acceptance for current and potential products. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer.

Stockholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through pre-arranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. The occurrence of these patterns or practices could increase the volatility of our share price.

We do not anticipate paying any cash dividends.

We presently do not anticipate that we will pay any dividends on any of our capital stock in the foreseeable future. The payment of dividends, if any, would be contingent upon our revenues and earnings, if any, capital requirements, and general financial condition. The payment of any dividends will be within the discretion of our Board of Directors. We presently intend to retain all earnings, if any, to implement our business plan; accordingly, we do not anticipate the declaration of any dividends in the foreseeable future.

Our common stock may be subject to penny stock rules, which may make it more difficult for our stockholders to sell their common stock.

Broker-dealer practices in connection with transactions in “penny stocks” are regulated by certain penny stock rules adopted by the Securities and Exchange Commission (“SEC”).  Penny stocks generally are equity securities with a price of less than $5.00 per share.  The penny stock rules require a broker-dealer, prior to a purchase or sale of a penny stock not otherwise exempt from the rules, to deliver to the customer a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market.  The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account.  In addition, the penny stock rules generally require that prior to a transaction in a penny stock the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.  These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules.

Our stockholders will not be able to rely upon Rule 144 to resell their stock until one year from the date of our Current Report on Form 8-K.

Pursuant to Rule 144, one year must elapse from the time a “shell company”, as defined in Rule 405 of the Securities Act and Rule 12b-2 of the Exchange Act, ceases to be a “shell company” and files Form 10 information with the SEC, during which time the issuer must remain current in its filing obligations, before a restricted shareholder can resell their holdings in reliance on Rule 144. As we were previously a “shell company” prior to this filing, stockholders will not be able to rely upon Rule 144 to resell their stock until one year from August 18, 2010, the date of our Current Report on Form 8-K was filed with the SEC.

Volatility in our common stock price may subject us to securities litigation.

The market for our common stock is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may, in the future, be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management’s attention and resources.

We may need additional capital, and the sale of additional shares or other equity securities could result in additional dilution to our stockholders.

We believe that our current cash and cash equivalents and anticipated cash flow from operations will be sufficient to meet our anticipated cash needs for the near future. We may, however, require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue. If our resources are insufficient to satisfy our cash requirements, we may seek to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity securities could result in additional dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations. We cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our Facilities. Our executive offices are located at 5490 Longley Lane, Reno, Nevada 89511, where we occupy approximately 150 square feet of office. We lease our offices from Telesto Nevada Inc. in exchange for $800 per month on a month to month basis. We believe that our current office space and facilities are sufficient to meet our present needs and do not anticipate the need to secure any additional space.

Further, we have a 100% interest in the following unpatented and patented mineral claims in Nevada as detailed below:

Tonopah Extension Mine. On August 12, 2010, we were assigned from KMR the rights to a Mining Lease and Option to Purchase Agreement (the "Tonopah Agreement") for certain patented lode mining claims in Esmeralda and Nye Counties of Nevada. The term of the lease is for five (5) years.  We exercised the option to purchase for a total of $1,000,000 to be paid over a period of five (5) years, beginning with an initial payment of $10,000 on March 31, 2010.  A 4% net smelter royalty is reserved. The purpose of the agreement is for the exploration for and development and mining of minerals.

The rights under the Tonopah Agreement include all the right, title and interest of the owner in the property, lands and mining claims including, but not limited to, the surface and subsurface, all ores, minerals, minerals and geothermal water, in and upon and under the property, all of the interests of owner in all easements and rights-of-way reserved or granted in, upon or pertaining to the property, together with any and all veins, lodes and mineral deposits now owned or acquired by Owner.  The Tonopah Extension Mine consists of 956 acres of mineral rights, 368 acres of surface rights and 487 acres of surface rights for mining purposes.  All of the claims listed on Schedule A of the Tonopah Agreement comprise the “Tonopah Extension Mine” and consist of all of the following patented lode mining claims:

Tonopah Extension Mine patented lode mining claims
Mining Claim Name	Identification Number
Accidental	3167	Ruth #4 and #5	4624
Admiral Schley Lode	2400	Short Lode	2189
Admiral Dewey Lode	2400	Stella Lode	2782
Baby Fr. Lode	2782	Tiger Lode	2484
Bass Lode	2189	Tommy Lode	2400
Bear Lode	2484	Trenton Lode	2186
Bermuda	2188	Wall Street Lode	2521
Broad Lode	4245	Z.Z.Z. Lode	2295
C.B.Q. Lode (SW-1/2)	2193	Bob Tail Lode	3861
Cat’s Paw Lode (SW-1/3)	2187	Cabin Wedge	2400
Clara A. Lode	2400	Cash Boy Lode	2170
Denver Lode (SW-1/2)	2191	Egyptian Lode	2295
Denver	2521
Doctor Lode	2400	Ferris Baby (2/3)	2400
Estella Lode (SW-1/2)	2400	Homestead Lode	2400
Ferris Baby (SW-1/3)	2400	OK Fraction Lode	4397
General Mills Lode	2400	Sagebrush Lode	2400
Good Enough Fr. Lode	2782	ZZZZ Lode	2295
Georgia Lode	2484	CBQ	S#2193
Grace Lode	2782	Denver	S#2191
I.X.L. Lode, and IXL #1, #2, #4 Lodes	4245	Black Mascot	2178
Lottery Lode	2484	Burlington Lode	2194
Lucky Dog Fr. Lode	2521	Cabin Lode	2131
Paymaster	S #2190	Golden Anchor Lode	2177
Ruth	#3	Grand Truck Lode	2129
Merry Xmas	2400	Deming Lode	2129
New Jersey	2484	OK Lode	2130
Nilson Lode	2782	Keystone Lode	4272
Ore Lode	4607	Triplet Lode	2179
Oro #1 (2/3 of), #2, #3 (2/3 of)	4607	White Swan Lode	2400
Oro Fraction Lode	4607
Panther Lode	2484
Parker Fr. Lode	2877
Pensylvania Lode	2782
Pharo Lode	2484
Pittsburg Fr. Lode	2878
Quineseck Lode	2782
Red Rock Lode	2295
Red Rock #1 and #2 Lodes	2295
Rich & Rare Lode	2782
Rost Fr. Lode	2782

The small-scale map set forth below shows the location, bordered in red, and access to the Tonopah Extension Mine.

All necessary payments to retain our claims include payments to the owner pursuant to the Tonopah Agreement and payment of property taxes to the respective counties in Nevada. Pursuant to the Tonopah Agreement, we are responsible for making the following payments to the owner:

Date	Payment Amount
March 31, 2010	$10,000.00
September 15, 2010	$40,000.00
March 15, 2011	$50,000.00
September 15, 2011	$50,000.00
March 15, 2012	$50,000.00
September 15, 2012	$100,000.00
March 15, 2013	$100,000.00
September 15, 2013	$100,000.00
March 31, 2014	$150,000.00
March 31, 2014	$150,000.00
March 31, 2015	$200,000.00

We must also pay for property taxes on a quarterly basis to Nye County, Nevada and Esmeralda County, Nevada to retain our claims.  Previously, the annual tax bill for Tonopah Extension Mine was $421.28 to Nye County and $846.00 to Esmeralda County, Nevada.  We are not responsible for paying any other fees to retain our claims.

The Tonopah Extension Mine is without known reserves and is an exploration property. There are no current formal detailed plans to conduct exploration on the property, although we are current assessing the property to determine our plans to conduct exploration on the property. As of December 31, 2010, we have incurred costs on this property in addition to payments made pursuant to the Tonopah Agreement. We are not able to currently ascertain the amount of any future costs related to the exploration of this property.

The Tonopah Extension Mine is an exploration property located in south-central Nevada, midway between Reno and Las Vegas. Since 1930, we are not aware of any production or exploration on the Tonopah Extension Mine.  The Tonopah Extension Mine had been flooded and therefore no mining or drilling could be conducted on the property over the last 80 years.  The Tonopah Extension mine is within the city limits of Tonopah and all water and power are available to the property. The Tonopah mining district is centered on the town of Tonopah in Nye and Esmeralda Counties near the intersection of two major highways, one north-south and the other east-west. U.S. Highway 95 crosses the property and access is available by all normal means of travel, such as automobile. Total land holdings comprise 958 acres of mineral rights and 368 acres of patented surface rights with additional holdings of 487 acres of patented surface rights for mining purposes within the Lambertucci Ranch holdings. No plant or equipment is present on the property with the exception of a steel head frame that appears to be in good condition.  There is no other equipment, infrastructure or facilities on the Tonopah Extension Mine.

According to Table 29, found on page 109 of Nevada Bureau of Mines and Geology Bulletin 92, Geology of the Tonopah, Lone Mountain, Klondike, and Northern Mud Lake Quadrangles, Nevada, which was authored by Harold F. Bonham, Jr. and Larry J. Garside in 1979, approximately 174 million ounces of silver ("Ag") and 1.8 million ounces of gold ("Au") were produced from 8.8 million tons of ore, primarily between 1900 and 1940, in the Tonopah mining district.  Production at the Tonopah Extension Mine was about 25.5 million ounces of silver and 264,000 ounces of gold from 1.8 million tons of ore, according to the 1953 report, University of Nevada Bulletin, Vol. XLVII, No. 1, January 1953, titled History of Fifty Years of Mining at Tonopah, 1900-1950. The report was authored by Jay A. Carpenter, Russell Richard Elliott and Byrd Fanita Wall Sawyer.

Tonopah is the site of a volcanic center that produced hydrothermal silver-gold mineralization over a fairly large area.  The mining district and surrounding area are very well-studied by geologists, mining engineers, mineralogists, and geophysicists.   All of the rocks in the area are Oligocene to Miocene volcanic flows and ash-flow tuffs as well as intrusive breccias.  These rocks are both pre-mineral and post-mineral in age.  They have undergone a complex history of arching and faulting that is very much related to the formation of ore-bearing veins.

  The small-scale map set forth below shows the location, bordered in red, and access to the Golden Trend Property.
Alteration is characterized by an inner silicified zone through an intermediate sericite zone and finally to a propylitic outer zone.  An east-west trending ore shell about 600 feet thick extends from the Halifax Fault on the east and plunges steeply to the west to depths in excess of 2300 feet.  Individual ore shoots range from a few feet to 1500 feet in length and up to 60 feet in width.  Production records indicate that the average grade of the ore ran 14.6 ounces per ton ("opt") Ag and 0.14 opt Au using a cut off of 7.4 opt Ag.

When major production ceased in 1930, the water level in the mine was at about 1600 feet below surface.  The mine has never been de-watered since that time and the remaining mineralization has been inaccessible. The head frame is in good shape, but the shaft cannot be used without being rehabilitated.  As far as is known, the underground workings are in good shape except for being flooded.

As of December 31, 2010, a detailed exploration timetable and budget is being formulated, but is not yet complete. A phased program is also under development, but not yet complete.  We have no current detailed plan to conduct exploration on the property. We will need to raise additional capital to conduct any exploration programs that we develop.  All work on the property will be personally conducted or supervised by our President, Dr. Earl Abbott, who is qualified to conduct the proposed exploration work. Dr. Abbott is a Certified Professional Geologist and Qualified Person by the American Institute of Professional Geologists.  Dr. Abbott is also a senior geologist with 40 years of experience in mineral exploration for large and small companies in the western United States, Alaska, Mexico, China, Africa, and Costa Rica.

As of December 31, 2010, we have incurred costs on this propertyin addition to payments made pursuant to the Tonopah Agreement.  We are not able to currently ascertain the amount of any future costs related to the exploration of this property.

 Golden Trend Property.  On August 12, 2010, we were assigned the rights to a Mining Lease for certain unpatented mining claims (the "Mining Lease") in Eureka County, Nevada.

Pursuant to the Mining Lease, we own the rights to mine from 111 unpatented mining claims in Eureka County, Nevada.  All of the claims listed on the Mining Lease comprise the “Golden Trend Property”.  Golden Trend Property represents unpatented Federal lode mining claims which cover an area of approximately 2,230 acres. The lease term is ten (10) years and is subject to a net smelter return royalty on production at the rate of 3.0% of net smelter returns (NSR’s).  An initial Advanced Minimum Royalty (AMR) of $45,000 was paid upon signing and additional AMR’s of $15,000 shall be paid at 6-month intervals.  All AMR’s shall be recaptured before any NSR’s are paid from production.  There is no annual work commitment. All claims listed on the Mining Lease are unpatented claims that are identified by the following names and identification numbers:

Claim Number	NMC Number
GT 1-20	680268-287
GT 21-36	680288-303
GT 37-42	680303-309
GT43-58	680310-325
GT 59-66	680326-333
GT 67-70	702491-494
GT 71-78	702495-502
GT 79-80	702503-504
GT 81-83	789943-945
GT 83-90	789946-952
CTZ 1-15	805848-862
CTZ 18-23	805863-868

In order to retain our rights to the claims in the Mining Lease, we need to make semi-annual payments of $15,000 to the lessor. We are also responsible for paying $15,000 in annual maintenance fees to the U.S. Department of the Interior, Bureau of Land Management.

The Golden Trend Property is without known reserves and is an exploration property. There are no current formal detailed plans to conduct exploration on the property, although we are current assessing the property to determine our plans to conduct exploration. As of the date of this report, we have not incurred any costs on this property and, other than payments due pursuant to the Mining Lease, we are not able to currently ascertain the amount of any future costs related to the exploration of this property.

The Golden Trend Property is an early stage exploration property located on the southwestern flank of the Cortez Mountains, approximately 70 miles southwest of Elko, Nevada in the Buckhorn mining district.  A total of 111 contiguous, unpatented mining claims, located on land administered by the Bureau of Land Management comprise the property, totaling about 2230 acres.  The property is located about 6 miles south-southeast of the portal of Barrick’s Cortez Hills/Pediment mine complex, currently under construction.  It is along the Cortez Trend and lies astride the Cortez Fault.

Access to the property is obtained by driving south from the U.S. Interstate Highway 80 at the Crescent Valley exit on Nevada Highway 308 to the Pipeline Mine, then south on a gravel county road, the Grass Valley Road, to within a few hundred feet of the property.  Access to the property can also be obtained by driving south from U.S. Interstate Highway 80 at Carlin on Nevada Highway 278, then west on a gravel county road to Garden Gate Pass which is within half a mile of the property boundary.  Four wheel drive roads provide access within the property boundary.  There is no plant and equipment on the property nor any other equipment or facilities on the property.  The property is completely undeveloped.  All water and power services must be developed.  The nearest source of water and power is approximately five miles from the property. No reserve is known on the property and the proposed program is exploratory in nature.

Surface geology is dominated by Paleozoic chert and fine-grained sedimentary rocks of the upper plate of the Roberts Mountains Thrust Fault while the thrust fault and lower plate rocks have been penetrated by drilling conducted by previous operators.  Structural geology is complicated, but the most recent faults are related to the north-northwest trending Cortez Fault that crosses the property.  Complementary northeast-trending normal faults are also prominent.  The Roberts Mountains Thrust Fault and related folding affect the Paleozoic sedimentary rocks.

Mineralization is widespread on the property and is documented by drilling, rock sampling and soil sampling.  Both gold-dominated and silver-dominated hydrothermal mineralization types are known.   Past geochemical and geophysical studies have been effective in characterizing the geology and mineralization at Golden Trend, but modern techniques will be more effective in delineating precise drill targets for the next phase of exploration.  Drilling to date has encountered up to 15’ of 0.02 opt gold.

As of December 31, 2010, a detailed exploration timetable and budget is being formulated, but is not yet complete. A phased program is also under development, but not yet complete.  We have no current detailed plan to conduct exploration on the property. We will need to raise additional capital to conduct any exploration programs that we develop. All work on the property will be personally conducted or supervised by our President, Dr. Earl Abbott, who is qualified to conduct the proposed exploration work. Dr. Abbott is a Certified Professional Geologist and Qualified Person by the American Institute of Professional Geologists.  Dr. Abbott is also a senior geologist with 40 years of experience in mineral exploration for large and small companies in the western United States, Alaska, Mexico, China, Africa, and Costa Rica.

Item 3. Legal Proceedings.

We are not currently a party to any legal proceedings.

Item 4. (Removed and Reserved).

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information.  Our common stock is quoted on the OTC Bulletin Board and OTCQB under the symbol "COYR.OB". Since our change of business and name, our shares have only experienced trading activity since October 2010. For the period indicated, the following table sets forth the high and low bid prices per share of common stock. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.
	High ($)	Low ($)
Fiscal Year 2010
Fourth Quarter	$1.85	$0.80

Reports to Security Holders. We are a reporting company with the SEC.   The public may read and copy any materials filed with the Securities and Exchange Commission at the Security and Exchange Commission’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may also obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330.  The Securities and Exchange Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Securities and Exchange Commission. The address of that site is http://www.sec.gov.

Holders.  The approximate number of stockholders of record at March 30, 2011 was 45.  The number of stockholders of record does not include beneficial owners of our common stock, whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

Dividends. We currently anticipate that we will not declare or pay cash dividends on our common stock in the foreseeable future. We will pay dividends on our common stock only if and when declared by our board of directors.  Our board of directors’ ability to declare a dividend is subject to restrictions imposed by Nevada law.  In determining whether to declare dividends, the board of directors will consider these restrictions as well as our financial condition, results of operations, working capital requirements, future prospects and other factors it considers relevant.

Stock Split. In August 2010, we effected a 60-for-1 stock split of our common stock. All share numbers presented in this filing have been adjusted to reflect the stock split.

As of December 31, 2010, we had $500,000 of secured convertible debt that was convertible into shares of our common stock at a conversion price of $0.50 per shares.

As of December 31, 2010, we had the following outstanding warrants:

•	warrants to purchase 500,000 shares of our common stock at a purchase price of $0.75 per share.
•	warrants to purchase 500,000 shares of our common stock at a purchase price of $0.50 per share.

Securities Authorized For Issuance Under Equity Compensation Plans. As of December 31, 2010, we had no compensation plans under which our equity securities were authorized for issuance.

Recent Sales of Unregistered Securities. During the year ended December 31, 2010, we had the following sales of unregistered securities:

On August 13, 2010, we entered into a Note and Warrant Purchase Agreement (“Financing Agreement”) with Socially Responsible Wealth Management Ltd. (“SRWM”) pursuant to which the investor agreed to lend up to $2,000,000 to us in multiple installments in exchange for a senior secured convertible promissory note with a conversion price of $0.50 per share and five-year warrants to acquire shares of common stock at an exercise price of $0.75 per share in the amount of each installment. The first installment of $500,000 was delivered on August 13, 2010, and we issued 500,000 warrants to the investor in connection with that installment. The note and warrants were issued in a transaction which the Registrant believes satisfies the requirements of that exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, which exemption is specified by the provisions of Regulation S promulgated pursuant to that act by the SEC.

On November 8, 2010, we sold 500,000 shares of our common stock to one investor in exchange for $500,000, or $1.00 per share.  In connection with the sale of shares, the investor also received warrants to purchase 500,000 shares of our common stock at a purchase price of $0.50 per share. The warrant agreement provides for an expiration period of three years from the date of the investment. The shares and warrants were issued in a transaction which the Registrant believes satisfies the requirements of that exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, which exemption is specified by the provisions of Regulation S promulgated pursuant to that act by the SEC.

Use of Proceeds of Registered Securities. There were no sales of registered securities during the year ended December 31, 2010.

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

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Critical Accounting Policy and Estimates. Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010.

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the year ended December 31, 2010.

For the year ended December 31, 2010, as compared to the year ended December 31, 2009.

Results of Operations

Revenues. We had no revenues for the year ended December 31, 2010, as compared to no revenues for the year ended December 31, 2009.

Operating Expenses. For the year ended December 31, 2010, our total operating expenses were $286,440, as compared to no total operating expenses for the year ended December 31, 2009. For the year ended December 31, 2010, our total operating expenses consisted of legal and professional fees of $219,230, which is attributed to the increased legal expenses and accounting expenses related to being a public company, and general and administrative expenses of $67,210.  By comparison, for the year ended December 31, 2009, we had no total operating expenses.  We expect that we will continue to incur significant legal and accounting expenses related to being a public company.

Net Loss.  For the year ended December 31, 2010, our net loss was $463,666, as compared to the year ended December 31, 2009, in which our net loss was $45,207.  We expect to continue to incur net losses for the foreseeable future.

Liquidity and Capital Resources. We had cash of $415,423, property and equipment of $944, net of $2,112 of accumulated depreciation, and unproven mineral properties of $1,194,910 as of December 31, 2010, making our total assets of $1,611,277.

Our unproven mineral properties of $1,194,910, as of December 31, 2010, consist of our rights to the Tonopah Extension Mine and the Golden Trend Property.

Our current liabilities were $141,033 as of December 31, 2010, which was represented by accounts payable and accrued expenses of $24,033, notes payable of $100,000, and loans from stockholders of $17,000.  Long-term notes payable as of December 31, 2010 were $1,369,452.

On April 22, 2010, Socially Responsible Wealth Management Ltd. (“SRWM”) loaned $200,000 to us in order for us to provide bridge financing to KMR.  In exchange for the funds, we executed a promissory note in that amount, which as payable on demand by the Investor and bore interest of 8% per annum.

On April 23, 2010, we loaned $200,000 to KMR in order for KMR to fund certain of its operations. In exchange for the funds, KMR executed a promissory note in that amount, which was payable on demand by us and bore interest of 8% per annum.  On August 12, 2010, we entered into the Debt Repayment Agreement with KMR, pursuant to which KMR agreed to repay us the amount due pursuant to the promissory note dated April 23, 2010, by assigning all of KMR’s rights to Tonopah Extension Mine and the Golden Trend Property.

As of December 31, 2010, our notes payable of $1,450,000, consists of (i) the first installment of $500,000 (“First Installment”) was loaned to us pursuant to the Note and Warrant Purchase Agreement (the “Financing Agreement”) we entered with SRWM in August 2010 and (ii) the balance of $950,000 which is owed to Cliff ZZ L.L.C. pursuant to the Mining Lease and Option to Purchase Agreement between us and Cliff ZZ L.L.C. (the “Tonopah Agreement”).

Pursuant to the Financing Agreement, SRWM agreed to lend up to $2,000,000 to us in multiple installments in exchange for senior secured convertible promissory notes with a conversion price of $0.50 per share and five-year warrants to acquire shares of common stock at an exercise price of $0.75 per share in the amount of each installment. The First Installment was delivered on August 12, 2010, and we issued 500,000 warrants to the investor in connection with the First Installment.  Included in the First Installment was the repayment of the April 22, 2010 note payable of $200,000 that was due to SRWM.  As of December 31, 2010, we owed $500,000 of principal and $19,452 of interest pursuant to the First Installment.  This note is due, together with interest at the rate of 10% per annum on August 13, 2013.

On August 12, 2010, in connection with the assignment of the rights to the Tonopah Agreement, we assumed the balance of the purchase option of $990,000.  We made one required payment of $40,000 to Cliff ZZ L.L.C. during the year ended December 31, 2010.  The balance of the purchase option was $950,000 at December 31, 2010.  The Company's required minimum payments vary per year with final payment due on March 15, 2015.

The loan payable to shareholder of $17,000 is payable to two of our minority shareholders. On April 20, 2009, we entered into a note payable with a stockholder in the amount of $6,000.  On July 13, 2009, we entered into a note payable with a stockholder in the amount of $5,000.  On November 14, 2009, we entered into a note payable with a stockholder in the amount of $2,000.  On March 8, 2010, we entered into a note payable with a stockholder in the amount of $4,000.  These loans are due upon demand and accrue interest at the rate of 10% per annum.  The loan funds were used for working capital purposes. As of December 31, 2010, $17,000 of principal and $2,313 of interest was due to various stockholders per the above notes.

On August 13, 2010, we entered into a stock cancellation and debt forgiveness agreement with our former officer pursuant to which he agreed to cancel 224,927,880 shares of common stock and release us from any obligation to pay any monies due to him pursuant to the Promissory Note dated December 28, 2006, as amended, in exchange for a payment of $25,000.

We had no other liabilities and no long term commitments or contingencies as of December 31, 2010.

On November 8, 2010, we sold 500,000 shares of our common stock to one investor in exchange for $500,000, or $1.00 per share, and warrants to purchase 500,000 shares of our common stock at a purchase price of $0.50 per share.

During 2011, we expect that the following will continue to impact our liquidity: (i) legal and accounting costs of being a public company; (ii) future payments to Cliff ZZ L.L.C. for the balance of the purchase option for the Tonopah Agreement; (iii) expected expenses related to the development of the Golden Trend Property and the Tonopah Extensions Mine; and (iv) anticipated increases in overhead and the use of independent contractors for services to be provided to us. We will need to obtain funds to pay those expenses. Other than those items specified above, we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity.

As of December 31, 2010, we had cash and cash equivalents of $415,423.  In the opinion of management, available funds will not satisfy our working capital requirements to operate at our current level of activity for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors.

On January 19, 2011, we borrowed an additional $100,000 from SRWM pursuant to the Financing Agreement.  We issued a senior secured convertible promissory note to SRWM in the amount of $100,000.  The note is due on August 13, 2013, or upon default, whichever is earlier, and bears interest at the annual rate of 10%. In connection with the note, SRWM also received warrants to purchase 100,000 shares of our common stock at a purchase price of $0.75 per share.  The warrants expire five years from the date of the investment.

On March 17, 2011, we borrowed an additional $500,000 from SRWM pursuant to the Financing Agreement.  We issued a senior secured convertible promissory note to SRWM in the amount of $500,000.  The note is due on August 13, 2013, or upon default, whichever is earlier, and bears interest at the annual rate of 10%.  In connection with the note, SRWM also received warrants to purchase 100,000 shares of our common stock at a purchase price of $0.75 per share.  The warrants expire five years from the date of the investment.

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

Item 8. Financial Statements and Supplementary Data.

The financial statements required by Item 8 are presented in the following order:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Coyote Resources, Inc.

We have audited the accompanying balance sheets of Coyote Resources, Inc. (an exploration stage company) as of December 31, 2010 and 2009, and the related statements of operations, changes in stockholder’s equity (deficit) and cash flows for the years then ended and for the period from inception (October 31, 2006) through December 31, 2010.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Coyote Resources, Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended and for the period from inception (October 31, 2006) through December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

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

Q Accountancy Corporation

/s/ Q Accountancy Corporation
Laguna Hills, California
March 28, 2011

COYOTE RESOURCES, INC.
(An Exploration Stage Company)

BALANCE SHEETS

ASSETS

	December 31, 2010	December 31, 2009
Current assets
Cash	$415,423	$947
Total current assets	415,423	947

Property and equipment, net of $2,112 and 1,500 accumulated depreciation, respectively	944	1,556

Unproven mineral properties	1,194,910	-

Total assets	$1,611,277	$2,503

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued expenses	$24,033	$77,945
Notes payable	100,000	-
Loans from stockholders	17,000	35,000

Total current liabilities	141,033	112,945

Notes payable, long-term	1,369,452	-

Stockholders’ equity (deficit)
Common stock, $.001 par value; 6,000,000,000 shares authorized, 46,502,120 and 270,930,000 shares issued and outstanding , respectively	1,267	4,516
Additional paid-in capital	736,783	58,634
Accumulated deficit	(233,532)	(173,592)
Deficit accumulated during the exploration stage	(403,726)	-

Total stockholders’ equity (deficit)	100,792	(110,442)

Total liabilities and stockholders’ equity (deficit)	$1,611,277	$2,503

See accompanying notes to financial statements.

COYOTE RESOURCES, INC.
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2010	For the Year Ended December 31, 2009	For the Period from Inception (October 31, 2006) through December 31, 2010
Revenues	$-	$-	$-

Operating expenses
Legal and professional	219,230	-	219,230
General and administrative	67,210	-	67,210

Total operating expenses	286,440	-	286,440

Loss from continuing operations	(286,440)	-	(286,440)

Other income (expense)
Forgiveness of accounts and note payable	75,781	-	75,781
Interest income	1,885	-	1,885
Fair value of warrants	(172,500)	-	(172,500)
Interest expense	(22,452)	-	(22,452)
Total other income (expense)	(117,286)	-	(117,286)

Loss before discontinued operations and income taxes	(403,726)	-	(403,726)

Loss on discontinued operations	(59,940)	(45,207)	(233,532)

Loss before income taxes	(463,666)	(45,207))	(637,258)

Provision for income taxes	-	-	-

Net loss	$(463,666)	$(45,207)	$(637,258)

Net loss per common share – basic and diluted	$(0.00)	$(0.00)	$(0.00)

Weighted average of common shares – basic and diluted	184,728,895	270,930,000	245,161,734

See accompanying notes to financial statements.

COYOTE RESOURCES, INC.
(An Exploration Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM INCEPTION (OCTOBER 31, 2006)
THROUGH DECEMBER 31, 2010

	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Deficit Accumulated During Exploration Stage	Total Stockholders' Equity (Deficit)

Balance, October 31, 2006	-	$-	$-	$-	$-	$-

Issuance of common stock, November 1, 2006	240,000,000	4,000	-	-	-	4,000

Additional paid-in capital in exchange for facilities provided by related party	-	-	400	-	-	400

Net loss	-	-	-	(11,014)	-	(11,014)

Balance, December 31, 2006	240,000,000	4,000	400	(11,014)	-	(6,614)

Issuance of common stock for cash, June 30, 2007	18,930,000	316	31,234	-	-	31,550

Issuance of common stock for cash, July 23, 2007	12,000,000	200	19,800	-	-	20,000

Additional paid-in capital in exchange for facilities provided by related party	-	-	2,400	-	-	2,400

Net loss	-	-	-	(69,026)	-	(69,026)

Balance, December 31, 2007	270,930,000	4,516	53,834	(80,040)	-	(21,690)

Additional paid-in capital in exchange for facilities provided by related party	-	-	2,400	-	-	2,400

Net loss	-	-	-	(48,345)	-	(48,345)

Balance, December 31, 2008	270,930,000	4,516	56,234	(128,385)	-	(67,635)

* - Retroactively restated for 60:1 forward split

See accompanying notes to financial statements.

COYOTE RESOURCES, INC.
(An Exploration Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM INCEPTION (OCTOBER 31, 2006)
THROUGH DECEMBER 31, 2010

	Common Stock*
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Deficit Accumulated During Exploration Stage	Total Stockholders' Equity (Deficit)
Additional paid-in capital in exchange for facilities provided by related party	-	-	2,400	-	-	2,400

Net loss	-	-	-	(45,207)	-	(45,207)

Balance, December 31, 2009	270,930,000	4,516	58,634	(173,592)	-	(110,442)

Additional paid-in capital in exchange for facilities provided by related party	-	-	2,400	-	-	2,400

Fair value of warrants	-	-	172,500	-	-	172,500

Shares cancelled into treasury and retired	(224,927,880)	(3,749)	3,749	-	-	-

Shares issued for cash	500,000	500	499,500	-	-	500,000

Net loss	-	-	-	(59,940)	(403,726)	(463,666)

Balance, December 31, 2010	46,502,120	$1,267	$736,783	$(233,532)	$(403,726)	$100,792

* - Retroactively restated for 60:1 forward split

See accompanying notes to financial statements.

COYOTE RESOURCES, INC.
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2010	For the Year Ended December 31, 2009	For the Period from Inception (October 31, 2006) through December 31, 2010
Cash flows from operating activities
Net loss	$(463,666)	$(45,207)	$(637,258)
Adjustments to reconcile net loss to net cash used in operating activities
Additional paid-in capital in exchange for facilities provided by related party	2,400	2,400	10,000
Depreciation	612	611	2,112
Forgiveness of accounts and note payable	(75,781)		(75,781)
Fair value of warrants	172,500		172,500
Changes in operating assets and liabilities
(Increase) in prepaid expenses	-	-	-
Increase in accounts payable and accrued expenses	41,321	20,736	119,266

Net cash used in operating activities	(322,614)	(21,460)	(409,161)

Cash flows from investing activities
Purchase of property and equipment	-	-	(3,056)
Purchase of unproven mineral properties	(244,910)	-	(244,910)

Net cash used by investing activities	(244,910)	-	(247,966)

Cash flows from financing activities
Proceeds from (repayment of) of stockholder loans	(18,000)	13,000	17,000
Proceeds from issuance of notes payable	500,000	-	500,000
Proceeds from issuance of common stock	500,000	-	555,550

Net cash provided by financing activities	982,000	13,000	1,072,550

Net increase in cash	414,476	(8,460)	415,423

Cash, beginning of period	947	9,407	-

Cash, end of period	$415,423	$947	$415,423

Supplemental disclosure of cash flow information
Income taxes paid	$-	$-	$-

Interest paid	$7,016	$-	$7,016

Non-cash transaction for unproven mineral properties and assignment of note payable	$950,000	$-	$950,000

See accompanying notes to financial statements.

COYOTE RESOURCES, INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010

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

On August 12, 2010, the Company entered into a Debt Repayment Agreement with KMR Resources, Inc. (KMR), pursuant to which the Company acquired all of KMR’s rights to the Tonopah Extension Mine and the Golden Trend Property (Asset Acquisition). As a result of the Asset Acquisition, the Company changed management, entered the mining business, and ceased all activity in its former business. The current business is comprised solely of the assets acquired from KMR.  By virtue of that acquisition, the Company’s principal activity is the exploration and development of mineral properties which may include gold, silver, platinum, copper, zinc, and other mineral elements or compounds.

Exploration Stage

The Company has not produced significant revenues from its principal business and is in the exploration stage company as defined by ASC 915, Development Stage Entities. The Company is engaged in the acquisition, exploration, development and producing of mineral properties associated with its Asset Acquisition.  The Company’s success will depend in large part on its ability to obtain and develop mineral interests within the United States.  There can be no assurance that the mineral properties obtained by the Company will produce viable and measurable quantities of minerals or metals and the Company will be subject to local and national laws and regulations which could impact our ability to execute its business plan.  As discussed in Note 2, the accompanying financial statements have been prepared assuming the Company will continue as a going concern.

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

Fair Value of Financial Instruments

Pursuant to ASC No. 825, Financial Instruments, the Company is required to estimate the fair value of all financial instruments included on its balance sheet.  The carrying value of cash, accounts payable and accrued expenses approximate their fair value due to the short period to maturity of these instruments.

Property and Equipment

Property and equipment are stated at cost.  Depreciation of property and equipment is provided using the straight-line method over the estimated useful lives of the assets.  Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized.  Expenditures for maintenance and repairs are changed to expense as incurred.

COYOTE RESOURCES, INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Mineral Properties

Realization of the Company's investment in and expenditures on mineral properties is dependent upon the establishment of legal ownership, the attainment of successful production from the properties and/or from the proceeds of their disposal.

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

Provision for Income Taxes

The Company accounts for income taxes under ASC No. 740, Accounting for Income Taxes.  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

Basic and Diluted Income (Loss) Per Share

In accordance with ASC No. 260, Earnings Per Share, basic income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding.  Diluted income (loss) per common share is computed similar to basic income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

COYOTE RESOURCES, INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basic and Diluted Income (Loss) Per Share (continued)

As of December 31, 2010, the Company had $500,000 of secured convertible debt that could be converted into 1,000,000 shares of the Company’s common stock.  As of December 31, 2010, the Company also had 1,000,000 outstanding warrants to purchase 1,000,000 shares of the Company’s common stock.

Recent Accounting Pronouncements

There were various accounting updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's financial position, results of operations or cash flows.

2.           GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred a net loss of ($637,258) from inception (October 31, 2006) through December 31, 2010. The Company is subject to those risks associated with exploration stage companies.  The Company has sustained losses since inception and additional debt and equity financing will be required by the Company to fund its development activities and to support operations.  However, there is no assurance that the Company will be able to obtain additional financing.  Furthermore, there is no assurance that rapid technological changes, changing customer needs and evolving industry standards will enable the Company to introduce new products on a continual and timely basis so that profitable operations can be attained.  These factors raise substantial doubt about the ability of the Company to continue operation as a going concern.

3.         FAIR VALUE MEASUREMENTS

The Company has adopted FASB Accounting Standards Codification No. 820 (SFAS 157), Fair Value Measurements.  ASC 820 relates to financial assets and financial liabilities.

Determination of Fair Value

At December 31, 2010, the Company calculated the fair value of its assets and liabilities for disclosure purposes only.

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

COYOTE RESOURCES, INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010

3.         FAIR VALUE MEASUREMENTS (continued)

The following table presents the Company's fair value hierachy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2010:

		December 31, 2010
	Level 1	Level 2	Level 3	Level 4
Assets
Unproven mineral properties	$-	$-	$1,194,910	$1,194,910
Liabilities	-	-	-	-
	$-	$-	$1,194,910	$1,194,910

4.         UNPROVEN MINERAL PROPERTIES

On April 23, 2010, the Company loaned $200,000 to KMR Resources, Inc. a Nevada corporation (“KMR”) in order for KMR to fund certain of its operations. In exchange for the funds, KMR executed a promissory note in that amount, which was payable on demand by the Company including interest of 8% per annum.  On August 12, 2010, the Company and KMR entered into a Debt Repayment Agreement (“Debt Repayment Agreement”), pursuant to which KMR agreed to repay the Company the amount due under the promissory note dated April 23, 2010, by assigning all of KMR’s rights as follows:

(i)
a mineral lease and option to purchase agreement between KMR and Cliff ZZ L.L.C., which provides that  Cliff ZZ L.L.C shall lease certain patented mining claims located in Esmeralda and Nye Counties, Nevada, including the Tonopah Extension Mine, to KMR, and that KMR shall have the option to acquire ownership of those claims (the “Tonopah Extension Mine”), and

(ii)
a mining lease between KMR and Rubicon Resources, Inc., which provides that KMR shall own the exclusive rights to explore, develop and mine certain unpatented mining claims located in Eureka County, Nevada (“Golden Trend Property”).

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
December 31, 2010
Property acquisition costs:
Unproven
Opening balance	$-
Nevada claims	1,194,910
Write downs	(-)

$1,194,910

COYOTE RESOURCES, INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010

5.           ACCRUED EXPENSES

Accrued Wages and Compensated Absences

The Company currently does not have any employees.  The majority of development costs and services have been provided to the Company by the founders and outside, third-party vendors.  As such, there is no accrual for wages or compensated absences as of December 31, 2010.

6.           NOTES PAYABLE

On April 22, 2010, the Company executed a promissory note in the amount of $200,000, with a third party investor. Such note was payable on demand by the investor and had an interest rate of 8% per annum.  This amount was paid in full on August 13, 2010 as below.

On August 13, 2010, the Company entered into a Note and Warrant Purchase Agreement with one investor pursuant to which the investor agreed to lend up to Two Million Dollars ($2,000,000) to the Company in multiple installments in exchange for a senior secured convertible promissory note (“Note”) with a conversion price of $0.50 per share and five-year warrants to acquire shares of common stock at an exercise price of $0.75 per share (the “Warrants”) in the amount of each installment. The first installment of Five Hundred Thousand Dollars ($500,000) (“First Installment”) was delivered on the Closing Date and the Company issued 500,000 Warrants to the investor in connection with the First Installment.  Included in the First Installment was the repayment of the April 22, 2010 $200,000 note payable.  As of December 31, 2010, the Company owed $500,000 of principal and $19,452 of interest under this Note and Warrant Purchase Agreement.  This note is due, together with accrued interest at the rate of 10% per annum, on August 13, 2013. The fair value of the 500,000 warrants issued was estimated at $172,500 using the Black-Scholes option pricing model with the following assumptions:  no dividend yield, risk-free interest rate of 1.47%, contractual life of 5.0 years and volatility of 100%.

On August 12, 2010, in connection with the assignment of the rights a Mining Lease and Option to Purchase Agreement for certain patented mineral claims in Esmeralda and Nye Counties of Nevada, the Company assumed the balance of the purchase option of $990,000.  The Company made one required payment of $40,000 during the year ended December 31, 2010.  The balance of the purchase option was $950,000 at December 31, 2010.  Payments due under the Purchase Agreement vary annually with the final payment due on March 15, 2015.

Maturities of notes payable are as follows:

For the year ended December 31,	Amount
2011	$100,000
2012	150,000
2013	719,452
2014	300,000
2015	200,000
1,469,452
Less: current	(100,000)
Long-term	$1,369,452

COYOTE RESOURCES, INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010

7.           LOANS FROM STOCKHOLDERS

On December 28, 2006, the Company issued a note payable to a stockholder in the amount of $22,000.  Per the terms of the note, this loan was due in one lump-sum payment on December 28, 2007, together with interest that accrues at the rate of 8% per annum.  The loan funds were used for working capital purposes.  The loan was paid in full on August 13, 2010 as detailed below.

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

As of December 31, 2010, $17,000 of principal and $2,313 of interest was due to various stockholders per the above notes.

8.           COMMITMENTS

In August 2010, the Company entered into an operating lease agreement for office space in Reno, Nevada. Per the terms of the lease, rent of $800 is payable on a month-to-month basis.  Rents paid under this lease were $4,000 for the year ended December 31, 2010.

In connection with the Company's Mining Lease and Option to Purchase Agreement, the Company has future minimum required payments as previously disclosed under Note 6.

COYOTE RESOURCES, INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010

9.           COMMON STOCK

On November 8, 2010 the Company entered into a subscription agreement with an unrelated party and received $500,000 in exchange for 500,000 shares of the Company’s common stock and 500,000 warrants to purchase 500,000 shares of the Company’s common stock at $0.50 each.

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

On August 13, 2010, in connection with the Cancellation Agreement a stockholder agreed to cancel 224,927,880 shares of common stock.  These shares were retired as of December 31, 2010.

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

As of December 31, 2010, the Company had federal net operating loss carryforwards of approximately ($631,000), which can be used to offset future federal income tax.  The federal and state net operating loss carryforwards expire at various dates through 2030.  Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured.

A summary of the Company’s deferred tax assets as of December 31, 2010 are as follows:

	2010

Federal net operating loss (@ 25%)		$158,000
Less: valuation allowance		(158,000)

Net deferred tax asset	$	---

The valuation allowance increased $115,500 during the year ended December 31, 2010.

COYOTE RESOURCES, INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010

11.       RELATED PARTY TRANSACTIONS

From the Company’s inception (October 31, 2006) through December 31, 2010, the Company utilized office space of an officer and stockholder at no charge.  The Company treated the usage of the office space as additional paid-in capital and charged the estimated fair value rent of $200 per month to operations.  For the years ended December 31, 2010 and 2009, the Company recorded rent expense of $2,400 and $2,400, respectively.

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

13.       SUBSEQUENT EVENTS

On January 19, 2011, the Company received $100,000 in exchange for a convertible note.  The convertible note can be converted into 200,000 shares at a conversion price of $0.50.  Attached to the convertible note is a warrant to purchase 100,000 warrants at and exercise price of $0.75 each.

On February 17, 2011, the Company entered into an executive employment agreement (the "Agreement") with its President, Dr. Earl Abbott.  Under the terms of the Agreement, Dr. Abbot has agreed to serve  as our president for a period of two years, which can be terminated at any time upon written notice by either the Dr. Abbott or the Company, subject to certain provisions set forth in the Agreement.  The Agreement provides for an initial minimum base salary of $8,500 per month and a special one-time signing bonus in the amount of $80,000 that was payable on the execution of the Agreement.  Dr. Abbott will be subject to a non-competition period for the term of his employment and a non-solicitation period of one year.

On March 15, 2011, the Company paid $50,000 due in connection with its Mining Lease and Option to Purchase Agreement as described in Note 6.

On March 17, 2011, the Company borrowed an additional $500,000 pursuant to the original $2,000,000 Note and Warrant Purchase Agreement entered into in August 2010.  The Note is due on August 13, 2012, or upon default, whichever is earlier, and bears interest at the annual rate of 10%.  The Note has an optional conversion feature by which the note holder can convert the principal and accrued interest into shares of the Company’s common stock at a conversion price of $0.50 per share.

On March 17, 2011, the Board of Directors of the Company approved the Coyote Resources, Inc. 2011 Stock Option Plan (the “Plan”).  Awards under the Plan may be granted to any person who is (i) an employee of the Company, (ii) a non-employee member of the Board of Directors or the board of directors of any Company subsidiary, or (iii) a consultant who provides services to the Company; provided that stock appreciation rights and non-qualified stock options shall be granted only to persons as to which the Company is the “service recipient,” as such term is defined in Section 409A of the Internal Revenue Code.  The Plan will terminate on March 17, 2021, unless all shares available for issuance have been issued, the Plan is earlier terminated by the Board or the Committee, or the Plan is extended by an amendment approved by the Company’s shareholders.  The aggregate number of shares of the common stock authorized for issuance as awards under the Plan is 5,000,000.  The maximum aggregate number of shares of common stock subject to stock options, stock appreciation rights, restricted stock or stock unit awards which may be granted to any one participant in any one year under the Plan is 1,000,000.

The Company has evaluated subsequent events through March 28, 2010, the date these financial statements were issued.

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

We maintain controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosures. Based upon their evaluation of those controls and procedures performed as of the end of the period covered by this report, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective.

Management's annual report on internal control over financial reporting.

Dr. Earl Abbott, our Chief Executive Officer and our Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Our Chief Executive Officer and our Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of December 31, 2010.   In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework.

Based on our assessment, our Chief Executive Officer and our Chief Financial Officer believes that, as of December 31, 2010, our internal control over financial reporting is not effective based on those criteria, due to the following:

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

This report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this report.

Changes in Internal Control over Financial Reporting

There were no significant changes in our internal control over financial reporting during the fourth quarter of the year ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors. Each of our officers is elected by the board of directors for a term of one year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office. Our directors and principal executive officers are as specified on the following table:

Name	Age	Position
Earl Abbott	68	President, Secretary, Treasurer, Director
Brittany Prager	33	Director
David Beling	69	Director

Dr. Earl W. Abbott was appointed as our President, Secretary, Treasurer and Director in August 2010. Dr. Abbott is a senior geologist and Qualified Person with 40 years of experience in mineral exploration for large and small companies in the western United States, Alaska, Mexico, China, Africa, and Costa Rica. From 2004 to 2009, Dr. Abbott was the President, Chief Executive Officer, Chief Financial Officer, Secretary, and Director of Tornado Gold International Corp., a reporting company listed with the OTCBB. He resigned as Tornado Gold’s Chief Financial Officer in March 2006.   From 2004 to 2006, Dr. Abbott has been the President and remains a Director of Big Bar Gold Corp., a company reporting on a Canadian exchange. From 2004 to 2009, Dr. Abbott has been President and Director of AAA Energy Inc., a company reporting on a U.S. exchange. From 2007 to 2009, Dr. Abbott has been a Director of Desert Gold Ventures, a company reporting on a Canadian exchange; and from 1999 to 2010, Dr. Abbott has served as the president of King Midas Resources Ltd., a private Canadian company he founded, which has acquired U.S. and Mexican gold properties. From 1982 to the present, Dr. Abbott has been self-employed as a geological consultant, in which he manages metallic and industrial mineral projects and exploration programs.

PART III

From 1988 to 1997, Dr. Abbott was the Vice President and Director the Trio Gold Corp., where he managed gold exploration activities in the U.S., Ghana, and Costa Rica. From 1983 to 1984, he served as a regional geologist for U.S. Minerals Exploration Company, where he conducted a successful gold exploration program in Nevada and Utah. From 1978 to 1982, he was a district geologist for Energy Reserves Group, Inc., where he opened and managed the Reno District exploration office and managed more than twenty projects, which included geologic mapping, geochemical surveys, and more than 70,000 feet of rotary drilling, along with conducting gold exploration in Nevada, Wyoming, South Dakota, and Montana. From 1975 to 1978 Dr. Abbott was a senior geologist with Urangesellschaft USA, Inc., where he conceived, managed, and conducted uranium exploration programs in remote terrains in Alaska; and from 1971 to 1975, Dr. Abbott was a project geologist for Continental Oil Company, where he supervised uranium exploration rotary drilling programs in Wyoming.

Dr. Abbott is a member of the American Institute of Professional Geologists and a past president of its Nevada section. He is also a Certified Professional Geologist and a member of the Geological Society of Nevada (and its past president). In addition, Dr. Abbott is a member of the Society of Mining Engineers of American Institute of Mining, Metallurgical and Petroleum; the Denver Region Exploration Geologists Society (and its past president); and the Nevada Petroleum Society (and its past president). Dr. Abbott earned his Ph.D. in Geology in 1972 and his Master of Arts in Geology in 1971 from Rice University, Houston, Texas. Dr. Abbott earned his Bachelor of Arts degree in Geology in 1965 from San Jose State College, San Jose, California. Except as otherwise stated, Dr. Abbott is not an officer or director of any other reporting company.

Brittany Prager.  Ms. Prager currently assists in maintaining our financial books and records and has been one of our directors since our inception. Ms Prager also served as our President and Secretary from our inception to August 12, 2010.  From 2005 to the present, Ms. Prager has been the Assistant Program Manager for Clark County READS, the literacy initiative of The Public Education Foundation, where she is responsible for overseeing the Reading Is Fundamental Program. From 2003 to 2005, Ms. Prager taught Interpersonal Communication, Television Production, and Public Speaking at the University of Nevada, Las Vegas.  Ms. Prager worked as Account Executive for MassMedia/Vanguard Public Relations, Marketing, and Advertising from 2002 to 2003, where she oversaw media and client relations for 13 organizations, including Colonial Bank of Nevada, Goodwill Industries of Southern Nevada, and the National Association for Industrial and Office Properties. Ms. Prager also has a background in television news.  From 1999 to 2002, she was a Television News Producer for the local Las Vegas FOX affiliate, KVVU FOX5 News.  She produced the evening and early morning newscasts and created promotional materials for the news station. Ms. Prager graduated Magna Cum Laude with her Master of Arts degree in Communication Studies in 2005. Ms. Prager graduated from the University of Nevada, Las Vegas in 1999 with a Bachelor of Arts degree in Communication Studies.   Ms. Prager is not a director of any other reporting company.

David Beling.  Mr. Beling has been a member of our Board of Directors since March 17, 2011.  Mr. Beling currently provides contractor and consulting services to various mining companies through his company D.C. Beling & Associates. From 2004 through 2010, Mr. Beling served as the Executive Vice President and Chief Operating Officer of Geovic Mining Corp. (TSX: GMC, OTCBB: GVCM).   At Geovic Mining Corp., Mr. Beling engaged and directed the mine and process engineering and development of a world-class cobalt-nickel-manganese project in Cameroon, Africa.  From 1997 through 2004, Mr. Beling worked at D.C. Beling and Associates where he served as an executive, manager, professional consultant and troubleshooter for production operations and development projects for various mining companies.  Mr. Beling received his Bachelor of Science degree in Mining Engineering from the University of Arizona in 1964.  Mr. Beling is not an officer or a director of any other reporting company.

There are no family relationships among our directors or executive officers. There are no orders, judgments, or decrees of any governmental agency or administrator, or of any court of competent jurisdiction, revoking or suspending for cause any license, permit or other authority to engage in the securities business or in the sale of a particular security or temporarily or permanently restraining any of our officers or directors from engaging in or continuing any conduct, practice or employment in connection with the purchase or sale of securities, or convicting such person of any felony or misdemeanor involving a security, or any aspect of the securities business or of theft or of any felony.  Nor are any of the officers or directors of any corporation or entity affiliated with us so enjoined.

Corporate Governance

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

The board of directors will consider qualified candidates suggested by stockholders for director nominations. Stockholders can suggest qualified candidates for director nominations by writing to our Corporate Secretary, at 5490 Longley Lane, Reno, Nevada 89511. Submissions that are received that meet the criteria described above will be forwarded to the board of directors for further review and consideration. The board of directors will not evaluate candidates proposed by stockholders any differently than other candidates. There have been no material changes to the procedures by which our stockholders may recommend nominees to the Board of Directors.

Audit Committee. Presently, our Board of Directors acts as the audit committee. During the next six to twelve months, we hope to establish a formal audit committee, which will be responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the independent auditor and any outside advisors engaged by the audit committee. We will adopt an audit committee charter when we establish the audit committee.

Audit Committee Financial Expert.  We do not have a board member who is an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K under the Securities Act. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive.

 Item 11. Executive Compensation.

Summary Compensation Table.  The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our principal executive officer and our only other executive officer during the years ending December 31, 2010 and 2009.

Name and Principal Position	Year Ended	Salary $	Bonus $	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation $	Nonqualified Deferred Compensation Earnings $	All Other Compensation $	Total $
Earl Abbott President, Secretary, Treasurer, Director	2010	None	None	None	None	None	None	None	None
	2009	None	None	None	None	None	None	None	None
Brittany Prager Director*	2010	None	None	None	None	None	None	None	None
	2009	None	None	None	None	None	None	None	None
Gary Prager Chief Financial Officer, Treasurer , Director**	2010	None	None	None	None	None	None	None	None
	2009	None	None	None	None	None	None	None	None
*On August 12, 2010, Brittany Prager resigned her positions as our President and Secretary.
*On August 12, 2010, Gary Prager resigned his positions as our Chief Financial Officer, Treasurer and a Director

Employment Contracts and Termination of Employment. On February 17, 2011, we entered into an executive employment agreement with Dr. Earl Abbott, our President (“Executive Agreement”).  Under the terms of the Agreement, Dr. Abbott has agreed to serve as our President for a period of two years, which can be terminated at any time upon written notice by either Mr. Abbott or us, subject to certain provisions set forth in the Executive Agreement. The Executive Agreement provides for an initial base salary of $8,500 per month.  The Executive Agreement also provides for possible annual bonuses and a special one-time signing bonus of $80,000. This brief description of the Executive Agreement is only a summary that discloses the material terms of the Executive Agreement, which is attached as Exhibit 10.1 to our Current Report filed with the SEC on February 18, 2011.

Any compensation received by our officers, directors, and management personnel will be determined from time to time by our Board of Directors.  As of December 30, 2010, our directors are not paid any compensation for their service as directors. They are nevertheless reimbursed for their reasonable expenses incurred upon presentation of the appropriate documentary evidence.

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

Outstanding Equity Awards at Fiscal Year-end. As of the year ended December 31, 2010, the following named executive officer had the following unexercised options, stock that has not vested, and equity incentive plan awards:

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options # Exercisable	# Un-exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock Not Vested	Market Value of Shares or Units Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights Not Nested	Value of Unearned Shares, Units or Other Rights Not Vested
Earl Abbott President, Secretary, Treasurer, Director	0	0	0	0	0	0	0	0	0

Director Compensation. Our directors received the following compensation for their service as directors during the fiscal year ended December 31, 2010:

Name	Fees Earned or Paid in Cash	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compenlike sation $	Non-Qualified Deferred Compensation Earnings $	All Other Compensation $	Total $
Earl Abbott	0	0	0	0	0	0	0
Brittany Prager	0	0	0	0	0	0	0

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the shares of common stock beneficially owned or deemed to be beneficially owned as of March 30, 2011 by (i) each person whom we know beneficially owns more than 5% of our common stock, (ii) each of our directors, (iii) our officers, and (iv) all of our directors and executive officers as a group.

Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the beneficial owners named in the table below have sole voting and investment power with respect to all shares of our common stock that they beneficially own, subject to applicable community property laws.

In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of March 30, 2011.  We did not deem those shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

Name of Beneficial Owner and Address	Amount and Nature of Beneficial Ownership	Percent of Class (1)
Dr. Earl Abbott 5490 Longley Lane Reno, Nevada 89511	5,000,040 Shares President, Secretary, Treasurer and a Director	10.75%
Brittany Prager 1683 Duarte Drive Henderson, Nevada 89014	72,000 Shares, Director	0.15%
John Anderson 3253 West 24th Avenue Vancouver, B.C. V6L 1R8	5,000,040 Shares Beneficial Owner	10.75%
Landsdowne Row Limited (2) Level 8, 29-33 Shortland Street Auckland, New Zealand	5,000,040 Shares Beneficial Owner	10.75%
All Executive Officers and Directors as a Group (1 person)	5,072,040 Shares	10.91%
(1) (2)
Percentage of beneficial ownership of our common stock is based on 46,502,120 shares of common stock outstanding as of March 30, 2011.
Lachlan Williams has sole investment and voting control over the securities held by Landsdowne Row Limited.

Changes in Control.  Our management is not aware of any arrangements which may result in “changes in control” as that term is defined by the provisions of Item 403(c) of Regulation S-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

There are no material relationships between the Company and our directors and executive officers other than the transactions and relationships described below, or contemplated in the Asset Acquisition.

Certain Relationships. Brittany Prager, our current director, is the spouse of Gary Prager, our former officer and director.

Socially Responsible Wealth Management Ltd. (“SRWM”) is considered a “promoter” of the Registrant as defined in Rule 405 of Regulation C.  The control person of SRWM is Don Scholar.

Related Party Transactions. In November 2006, we issued 2,000,000 shares of our common stock to Brittany Prager and 2,000,000 shares of our common stock to Gary Prager, who were our founders and were our officers and directors at inception.  These shares were issued in exchange for cash of $4,000, or $0.001 per share.

On December 28, 2006, we executed an unsecured promissory note in exchange for $22,000 from Gary Prager, then our chief financial officer.  The note bore interest at 8% and is due upon demand, no later than December 28, 2007.  The loan agreement was amended to extend the due date of the loan to December 28, 2008. On January 27, 2009, the loan agreement was amended to extend the due date of the loan to January 28, 2010. The loan agreement was amended to extend the due date of the loan to January 28, 2011.

On April 20, 2009, we entered into a note payable with a stockholder that owned less than 5% of our issued and outstanding shares, in the amount of $6,000.  Per the terms of the note, this loan is due upon demand and accrues interest at the rate of 10% per annum.  The loan funds are to be used for working capital purposes.

On July 13, 2009, we entered into a note payable with a stockholder that owned less than 5% of our issued and outstanding shares, in the amount of $5,000.  Per the terms of the note, this loan is due upon demand and accrues interest at the rate of 10% per annum.  The loan funds are to be used for working capital purposes.

On November 14, 2009, we entered into a note payable with a stockholder that owned less than 5% of our issued and outstanding shares, in the amount of $2,000.  Per the terms of the note, this loan is due upon demand and accrues interest at the rate of 10% per annum.  The loan funds are to be used for working capital purposes.

On March 8, 2010, we entered into a note payable with a stockholder that owned less than 5% of our issued and outstanding shares, in the amount of $4,000.  Per the terms of the note, this loan is due upon demand and accrues interest at the rate of 10% per annum.  The loan funds are to be used for working capital purposes. We repaid this note on August 13, 2010.

On August 13, 2010, we entered into the Cancellation Agreement with Gary Prager and Brittany Prager, pursuant to which BLS and Gary Prager and Brittany Prager agreed to cancel 3,748,798 shares of common stock held by Gary Prager and Brittany Prager.  Mr. Prager also agreed to release BLS from any obligation to pay any monies due to Mr. Prager pursuant to the Promissory Note dated December 28, 2006, as amended, in exchange for $25,000.

On April 22, 2010, SRWM loaned $200,000 to us in order for us to provide bridge financing to KMR.  In exchange for the funds, we executed a promissory note in that amount, which as payable on demand by the Investor and bore interest of 8% per annum. On April 23, 2010, we loaned $200,000 to KMR in order for KMR to fund certain of its operations. In exchange for the funds, KMR executed a promissory note in that amount, which was payable on demand by us and bore interest of 8% per annum.  On August 12, 2010, we entered into the Debt Repayment Agreement with KMR, pursuant to which KMR agreed to repay us the amount due pursuant to the promissory note dated April 23, 2010, by assigning all of KMR’s rights to Tonopah Extension Mine and the Golden Trend Property.

In August 2010, we entered a Note and Warrant Purchase Agreement (the “Financing Agreement”) with SRWM pursuant to which SRWM agreed to lend up to $2,000,000 to us in multiple installments in exchange for senior secured convertible promissory notes with a conversion price of $0.50 per share and five-year warrants to acquire shares of common stock at an exercise price of $0.75 per share in the amount of each installment. The first Installment was delivered on August 12, 2010, and we issued 500,000 warrants to the investor in connection with the First Installment.  Included in the First Installment was the repayment of the April 22, 2010 note payable of $200,000 that was due to SRWM.  As of December 31, 2010, we owed $500,000 of principal and $19,452 of interest pursuant to the First Installment.

On January 19, 2011, we borrowed an additional $100,000 from SRWM pursuant to the Financing Agreement.  We issued a senior secured convertible promissory note to SRWM in the amount of $100,000.  The note is due on August 13, 2013, or upon default, whichever is earlier, and bears interest at the annual rate of 10%. In connection with the note, SRWM also received warrants to purchase 100,000 shares of our common stock at a purchase price of $0.75 per share.  The warrants expire five years from the date of the investment.

On March 17, 2011, we borrowed an additional $500,000 from SRWM pursuant to the Financing Agreement.  We issued a senior secured convertible promissory note to SRWM in the amount of $500,000.  The note is due on August 13, 2013, or upon default, whichever is earlier, and bears interest at the annual rate of 10%.  In connection with the note, SRWM also received warrants to purchase 100,000 shares of our common stock at a purchase price of $0.75 per share.  The warrants expire five years from the date of the investment.

Office Space.  Our executive offices are located at 5490 Longley Lane, Reno, Nevada 89511, where we occupy approximately 150 square feet of office. We lease our offices from Telesto Nevada Inc. in exchange for $800 per month on a month to month basis.

From our inception (October 31, 2006) through December 31, 2010, we utilized office space of an officer and stockholder at no charge.  Our financial statements reflect, as occupancy costs, the fair market value of that space, which is approximately $200 per month.  For the years ended December 31, 2009 and 2008, we recorded rent expense of $2,400 and $2,400, respectively.  For the years ended December 31, 2010 and 2009, we recorded rent expense of $2,400 and $2,400, respectively.

We believe that each report transaction and relationship is on terms that are at least as fair to us as would be expected if those transactions were negotiated with third parties.

There have been no other related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-K.

Director Independence. We do not have any independent directors.  The determination of independence of directors has been made using the definition of “independent director” contained under Rule 4200(a)(15) of the Rules of National Association of Securities Dealers.

Item 14. Principal Accountant Fees and Services.

Audit Fees. The aggregate fees billed in the fiscal year ended December 31, 2010 and 2009, respectively, for professional services rendered by the principal accountant for the audit of our annual financial statements and quarterly review of the financial statements included in our Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for that fiscal year was $11,950 and $17,513.

Audit-Related Fees. For the fiscal year ended December 31, 2010 and 2009, respectively we were billed a total of $2,750 and $2,000 by a separate accountant for consulting services in preparation for the annual audit and quarterly reviews of the financial statements.

Tax Fees. For the fiscal year ended December 31, 2010 and 2009, respectively, our accountants rendered services for tax compliance, tax advice, and tax planning work for which we paid $625 and $438 respectively.

All Other Fees. None.

Pre-Approval Policies and Procedures. Prior to engaging our accountants to perform a particular service, our board of directors obtains an estimate for the service to be performed. All of the services described above were approved by the board of directors in accordance with its procedures.

Item 15. Exhibits, Financial Statement Schedules.

(a)	Financial Statements.

Included in Item 8

(b)	Exhibits required by Item 601.

3.1	Articles of Incorporation, incorporated by reference to Exhibit 3.1 of BLS’ Registration Statement on Form SB-2 filed on March 8, 2007
3.2	Bylaws of the Company, incorporated by reference to Exhibit 3.2 of BLS’ Registration Statement on Form SB-2 filed on March 8, 2007
3.3*	Articles of Merger by and among BLS Media, Inc. and Coyote Resources, Inc.
4.1*	Form of Registration Rights Agreement
10.1*	Debt Repayment Agreement, by and among BLS Media, Inc. and KMR Resources Inc., dated August 12, 2010
10.2*	Mining Lease by and among KMR Resources, Inc. and with Rubicon Resources Inc.
10.3*	Mining Lease and Option to Purchase Agreement, by and among KMR Resources, Inc. and CLIFF ZZ L.L.C.
10.4*	Agreement and Plan of Merger, by and among BLS Media, Inc. and Coyote Resources, Inc. dated August 12, 2010.
10.5*	Form of Note and Warrant Purchase Agreement
10.6*	Form of Senior Secured Convertible Promissory Note
10.7*	Form of Warrant Agreement
10.8*	Form of Security Agreement
10.9*	Stock Cancellation and Debt Forgiveness Agreement, by and among the Company and Gary Prager and Brittany Prager, dated as of August 13, 2010
10.10**	Rental Agreement, by and among the Company and Telesto Nevada Inc.
10.11 ***	Stock Purchase Agreement, by and among Brittany Prager and Earl Abbott, dated as of August 12, 2010
10.12 ***	Stock Purchase Agreement, by and among Brittany Prager and John Anderson, dated as of August 12, 2010
10.13 ***	Stock Purchase Agreement, by and among Brittany Prager and Landsdowne Row Limited, dated as of August 12, 2010
31	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities
32	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

   *        Included in the Registrant's Current Report on Form 8-K filed on August 18, 2010.
   **             Included in the Registrant’s Amendment No.2 to Form 8-K filed on October 12, 2010.
   ***           Included in the Registrant’s Amendment No. 3 to Form 8-K filed on December 3, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Coyote Resources, Inc.

April 1, 2011	By:	/s/ Earl Abbott
Earl Abbott
President, Secretary, Treasurer and a Director
(Principal Executive Officer and Principal Financial and Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Earl Abbott	April 1, 2011
Earl Abbott
Its:	President, Secretary, Treasurer and a Director
(Principal Executive Officer and Principal Financial and Accounting Officer)