Form 10-Q
period 2011-03-31
Coyote Resources, Inc.
filed 2011-05-23
CIK 1392121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the quarterly period ended March 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the transition period from ____to____

  Commission File Number: 000-52512

Coyote Resources, Inc.
(Exact name of registrant as specified in its charter)

Nevada	20-5874196
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

 As of May 20, 2011, there were 46,502,120 shares of the issuer's $.001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

COYOTE RESOURCES, INC.
(An Exploration Stage Company)
BALANCE SHEETS

ASSETS

	March 31, 2011 (Unaudited)	December 31, 2010
Current assets
Cash	$607,253	$415,423
Total current assets	607,253	415,423

Property and equipment, net of $2,265 and $2,112 accumulated depreciation, respectively	791	944

Unproven mineral properties	1,194,910	1,194,910

Total assets	$1,802,954	$1,611,277

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued expenses	$36,944	$24,033
Notes payable, current	125,000	100,000
Loans from stockholders	17,000	17,000

Total current liabilities	178,944	141,033

Notes payable, long-term	1,910,946	1,369,452

Stockholders’ equity (deficit)
Common stock, $.001 par value; 6,000,000,000 shares authorized, 46,502,120 and 46,502,120 shares issued and outstanding , respectively	1,267	1,267
Additional paid-in capital	1,337,383	736,783
Accumulated deficit	(233,532)	(233,532)
Deficit accumulated during the exploration stage	(1,392,054)	(403,726)

Total stockholders’ equity (deficit)	(286,936)	100,792

Total liabilities and stockholders’ equity (deficit)	$1,802,954	$1,611,277

See accompanying notes to financial statements.

COYOTE RESOURCES, INC.
 (An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months ended March 31, 2011	For the Three Months ended March 31, 2010	For the Period from Inception (October 31, 2006) through March 31, 2011
Revenues	$-	$-	$-

Operating expenses
Exploration costs	157,286		157,286
Legal and professional	98,666	-	317,496
Officer compensation	105,500		105,500
General and administrative	9,963	-	77,173

Total operating expenses	371,415	-	657,855

Loss from continuing operations	(371,415)	-	(657,855)

Other income (expense)
Forgiveness of accounts and note payable	-	-	75,781
Interest income	-	-	1,885
Fair value of warrants	-	-	(172,500)
Amortization of debt discount	(600,000)	-	(600,000)
Interest expense	(16,913)	-	(39,365)
Total other income (expense)	(616,913)	-	(734,199)

Loss before discontinued operations and income taxes	(988,328)	-	(1,392,054)

Loss on discontinued operations	-	(11,928)	(233,532)

Loss before income taxes	(988,328)	(11,928)	(1,625,586)

Provision for income taxes	-	-	-

Net loss	$(988,328)	$(11,928)	$(1,625,586)

Net loss per common share – basic and diluted	$(0.02)	$(0.00)	$(0.01)

Weighted average of common shares – basic and diluted	46,502,120	270,930,000	234,063,431

See accompanying notes to financial statements.

COYOTE RESOURCES, INC.
(An Exploration Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM INCEPTION (OCTOBER 31, 2006)
THROUGH MARCH 31, 2011
(UNAUDITED)

	Common Stock*				Deficit Accumulated
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	During Exploration Stage	Total Stockholders' Equity (Deficit)

Balance, October 31, 2006	-	$-	$-	$-	$-	$-

Issuance of common stock, November 1, 2006	240,000,000	240,000	(236,000)	-	-	4,000

Additional paid-in capital in exchange for facilities provided by related party	-	-	400	-	-	400

Net loss	-	-	-	(11,014)	-	(11,014)

Balance, December 31, 2006 (Audited)	240,000,000	240,000	(235,600)	(11,014)	-	(6,614)

Issuance of common stock for cash, June 30, 2007	18,930,000	18,930	12,620	-	-	31,550

Issuance of common stock for cash, July 23, 2007	12,000,000	12,000	8,000	-	-	20,000

Additional paid-in capital in exchange for facilities provided by related party	-	-	2,400	-	-	2,400

Net loss	-	-	-	(69,026)	-	(69,026)

Balance, December 31, 2007	270,930,000	270,930	(212,580)	(80,040)	-	(21,690)

Additional paid-in capital in exchange for facilities provided by related party	-	-	2,400	-	-	2,400

Net loss	-	-	-	(48,345)	-	(48,345)

Balance, December 31, 2008	270,930,000	270,930	(210,180)	(128,385)	-	(67,635)

* - Retroactively restated for 60:1 forward split

See accompanying notes to financial statements.

COYOTE RESOURCES, INC.
(An Exploration Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM INCEPTION (OCTOBER 31, 2006)
THROUGH MARCH 31, 2011
(UNAUDITED)

	Common Stock *				Deficit Accumulated
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	During Exploration Stage	Total Stockholders' Equity (Deficit)
Additional paid-in capital in exchange for facilities provided by related party	-	-	2,400	-	-	2,400

Net loss	-	-	-	(45,207)	-	(45,207)

Balance, December 31, 2009	270,930,000	270,930	(207,780)	(173,592)	-	(110,442)

Additional paid-in capital in exchange for facilities provided by related party	-	-	2,400	-	-	2,400

Fair value of warrants	-	-	172,500	-	-	172,500

Shares cancelled into treasury and retired	(224,927,880)	(224,928)	224,928	-	-	-

Shares issued for cash	500,000	500	499,500	-	-	500,000

Net loss	-	-	-	(59,940)	(403,726)	(463,666)

Balance, December 31, 2010	46,502,120	1,267	736,783	(233,532)	(403,726)	100,792

Additional paid-in capital in exchange for facilities provided by related party	-	-	600	-	-	600

Amortization of debt discount	-	-	600,000	-	-	600,000

Net loss	-	-	-	-	(988,328)	(988,328)

Balance, March 31, 2011	46,502,120	$1,267	$1,337,383	$(233,532)	$(1,392,054)	$(286,936)

* - Retroactively restated for 60:1 forward split

See accompanying notes to financial statements.

COYOTE RESOURCES, INC.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(UNAUDITED)
	For the Three Months ended March 31, 2011	For the Three Months ended March 31, 2010	For the Period from Inception (October 31, 2006) through March 31, 2011
Cash flows from operating activities
Net loss	$(9,888,328)	$(11,928)	$(1,625,586)
Adjustments to reconcile net loss to net cash used in operating activities
Additional paid-in capital in exchange for facilities provided by related party	600	600	10,600
Depreciation	153	153	2,265
Forgiveness of accounts and note payable	-		(75,781)
Amortization of debt discount	600,000		600,000
Fair value of warrants	-		172,500
Changes in operating assets and liabilities
(Increase) in prepaid expenses	-	-	-
Increase in accounts payable and accrued expenses	29,405	10,223	148,671

Net cash used in operating activities	(358,170)	(952)	(767,331)

Cash flows from investing activities
Purchase of property and equipment	-	-	(3,056)
Purchase of unproven mineral properties	-	-	(244,910)

Net cash used by investing activities	-	-	(247,966)

Cash flows from financing activities
Payments on notes payable	(50,000)	-	(50,000)
Proceeds from issuance of notes payable	600,000	-	1,100,000
Proceeds from issuance of loans	-	4,000	17,000
Proceeds from issuance of common stock	-	-	555,550

Net cash provided by financing activities	550,000	4,000	1,622,550

Net increase in cash	191,830	3,048	607,253

Cash, beginning of period	415,423	947	-

Cash, end of period	$607,253	$3,995	$607,253

Supplemental disclosure of cash flow information
Income taxes paid	$-	$-	$-

Interest paid	$-	$-	$7,016

Non-cash transaction for unproven mineral properties and assignment of note payable	$-	$-	$950,000

See accompanying notes to financial statements.

COYOTE RESOURCES, INC.
 (An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2011
(UNAUDITED)

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Coyote Resources, Inc. (the "Company") is currently an exploration stage company under the provisions of Statement of Accounting Standards Codification (ASC) No. 915 and was incorporated under the laws of the State of Nevada on October 31, 2006.  Since inception, the Company has produced minimal revenues and will continue to report as an Exploration stage company until significant revenues are produced.

On August 12, 2010, the Company entered into a Debt Repayment Agreement with KMR, pursuant to which the Company acquired all of KMR’s rights to the Tonopah Extension Mine and the Golden Trend Property (“Asset Acquisition”). As a result of the Asset Acquisition, the Company changed management, entered the mining business, and ceased all activity in its former business. The current business is comprised solely of the assets acquired from KMR.  By virtue of that acquisition, the Company’s principal activity is the exploration and development of mineral properties which may include gold, silver, platinum, copper, zinc, and other mineral elements or compounds.

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

COYOTE RESOURCES, INC.
 (An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2011
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

COYOTE RESOURCES, INC.
 (An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2011
(UNAUDITED)

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

Comprehensive Income

The Company applies ASC No. 220, “Comprehensive Income” (ASC 220).  ASC 220 establishes standards for the reporting and display of comprehensive income or loss, requiring its components to be reported in a financial statement that is displayed with the same prominence as other financial statements.  From inception (October 31, 2006) through March 31, 2011, the Company had no other components of comprehensive loss other than net loss as reported on the statement of operations.

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
MARCH 31, 2011
(UNAUDITED)

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basic and Diluted Income (Loss) Per Share (continued)

As of March 31, 2011, the Company had $1,100,000 of secured convertible debt that could be converted into 2,200,000 shares of the Company’s common stock.  As of March 31, 2011, the Company also had 2,200,000 outstanding warrants to purchase 2,200,000 shares of the Company’s common stock.

Recent Accounting Pronouncements

There were various accounting updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's financial position, results of operations or cash flows.

2.           GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred a net loss of ($1,625,586) from inception (October 31, 2006) through March 31, 2011. The Company is subject to those risks associated with exploration stage companies.  The Company has sustained losses since inception and additional debt and equity financing will be required by the Company to fund its development activities and to support operations.  However, there is no assurance that the Company will be able to obtain additional financing.  Furthermore, there is no assurance that rapid technological changes, changing customer needs and evolving industry standards will enable the Company to introduce new products on a continual and timely basis so that profitable operations can be attained.  These factors raise substantial doubt about the ability of the Company to continue operation as a going concern.

COYOTE RESOURCES, INC.
 (An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2011
(UNAUDITED)

3.         FAIR VALUE MEASUREMENTS

On January 1, 2008, the Company adopted FASB Accounting Standards Codification No. 820 (SFAS 157), Fair Value Measurements.  ASC 820 relates to financial assets and financial liabilities.

Determination of Fair Value

At March 31, 2011, the Company calculated the fair value of its assets and liabilities for disclosure purposes only.

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

The following table presents the Company's fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of March 31, 2011:

	March 31, 2011
	Level 1	Level 2	Level 3	Total
Assets
Unproven mineral properties	$-	$-	$1,194,910	$1,194,910
Liabilities	-	-	-	-
	$-	$-	$1,194,910	$1,194,910

COYOTE RESOURCES, INC.
 (An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2011
(UNAUDITED)
4.         UNPROVEN MINERAL PROPERTIES

On April 23, 2010, the Company loaned $200,000 to KMR Resources, Inc. a Nevada corporation (“KMR”) in order for KMR to fund certain of its operations. In exchange for the funds, KMR executed a promissory note in that amount, which was payable on demand by the Company including interest of 8% per annum.  On August 12, 2010, the Company and KMR entered into a Debt Repayment Agreement (“Debt Repayment Agreement”), pursuant to which KMR agreed to repay the Company the amount due under the promissory note dated April 23, 2010, by assigning all of KMR’s rights to certain mineral claims as further described below.  The amount of the note receivable repayment, including interest, was $204,910.

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

COYOTE RESOURCES, INC.
 (An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2011
(UNAUDITED)

4.         UNPROVEN MINERAL PROPERTIES (continued)

The following table presents information regarding the Company’s costs for its unproven mineral properties:

March 31, 2011
Property acquisition costs:
Unproven
Opening balance	$-
Nevada claims	1,194,910
Write downs	(-)

$1,194,910

6.           ACCRUED EXPENSES

Accrued Wages and Compensated Absences

The Company currently does not have any employees other than its officer and founder.  The majority of development costs and services have been provided to the Company by the founders and outside, third-party vendors.  As such, there is no accrual for wages or compensated absences as of March 31, 2011.

7.           NOTES PAYABLE

Note Payable

On August 12, 2010, in connection with the assignment of the rights a Mining Lease and Option to Purchase Agreement for certain patented mineral claims in Esmeralda and Nye Counties of Nevada, the Company assumed the balance of the purchase option of $990,000.  The Company has made two (2) required payments in the aggregate amount of $90,000 for the period ended March 31, 2011.  The balance of the purchase option was $900,000 at March 31, 2011.

COYOTE RESOURCES, INC.
 (An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2011
(UNAUDITED)
7.           NOTES PAYABLE (continued)

Convertible Notes Payable

On August 13, 2010, the Company entered into a Note and Warrant Purchase Agreement with one investor pursuant to which the investor agreed to lend up to Two Million Dollars ($2,000,000) to the Company in multiple installments in exchange for a senior secured convertible promissory note (“Note”) with a conversion price of $0.50 per share and five-year warrants to acquire shares of common stock at an exercise price of $0.75 per share (the “Warrants”) in the amount of each installment. The first installment of Five Hundred Thousand Dollars ($500,000) (“First Installment”) was delivered on the Closing Date and the Company issued 500,000 Warrants to the investor in connection with the First Installment.  Included in the First Installment was the repayment of the April 22, 2010 $200,000 note payable.  As of March 31, 2011, the Company owed $500,000 of principal and $31,918 of interest under this Note and Warrant Purchase Agreement.  The principal amount of the note is due, together with interest at 10% per annum, on August 13, 2013.  The fair value of the 500,000 warrants issued was estimated at $172,500 using the Black-Scholes option pricing model.

On January 19, 2011, the Company received $100,000 in exchange for a convertible note.  The convertible note can be converted into 200,000 shares at a conversion price of $0.50.  Attached to the convertible note are 100,000 warrants with the option to purchase up to 100,000 shares of the Company’s stock at an exercise price of $0.75 each.  The fair value of the warrants was estimated at $29,199 using the Black-Scholes option pricing model.  The principal amount of the note is due, together with interest at 10% per annum, on August 13, 2013.

On March 17, 2011, the Company received $500,000 in exchange for a convertible note.  The convertible note can be converted into 1,000,000 shares at a conversion price of $0.50.  Attached to the convertible note are 500,000 warrants with the option to purchase up to 500,000 shares of the Company’s stock at an exercise price of $0.75 each.  The fair value of the warrants was estimated at $128,540 using the Black-Scholes option pricing model.  The principal amount of the note is due, together with interest at 10% per annum, on August 13, 2013.

Pursuant to ASC 470-20 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, the Company determined that a beneficial conversion feature is present for the convertible notes issued during the quarter ended March 31, 2011 using the intrinsic value in the convertible notes adjusted for amounts allocated to the warrant valuation. The intrinsic value of the convertible notes amounted to $2,090,000 based on the fair market value of common stock on the respective dates of issuance.

Since the combined value of the warrants ($157,739) plus the intrinsic value of the convertible notes ($2,090,000) exceeds the fair value of the proceeds received from the issuance of the debt ($600,000), the Company is limited to the amount of the proceeds when recording the beneficial conversion feature as debt discount. Using a pro rata contribution, the Company allocated the proceeds first to the warrant valuation in the amount of approximately $42,100 and the remainder to the beneficial conversion feature in the amount of $557,900. The Company immediately amortized the debt discount of $600,000 for the three months ended March 31, 2011 since the debt is immediately convertible.

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

COYOTE RESOURCES, INC.
 (An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2011
(UNAUDITED)
8.           LOANS FROM STOCKHOLDERS (continued)

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

As of March 31, 2011, $17,000 of principal and $2,733 of interest was due to various stockholders per the above notes.

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

COYOTE RESOURCES, INC.
 (An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2011
(UNAUDITED)

9.           COMMON STOCK (continued)

On June 30, 2007, the Company issued 18,930,000 shares of its common stock to unrelated investors for cash of $31,550 pursuant to the Company’s Registration Statement.

On July 23, 2007, the Company issued 12,000,000 shares of its common stock to unrelated investors for cash of $20,000 pursuant to the Company’s Registration Statement.

On August 13, 2010, in connection with the Cancellation Agreement a stockholder agreed to cancel 224,927,880 shares of common stock.  These shares are reported as held in treasury at their original value until retired.

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

As of March 31, 2011, the Company had federal net operating loss carryforwards of approximately ($1,018,000), which can be used to offset future federal income tax.  The federal and state net operating loss carryforwards expire at various dates through 2030.  Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured.

A summary of the Company’s deferred tax assets as of March 31, 2011 are as follows:

	2011

Federal net operating loss (@ 34%)		$346,000
Less: valuation allowance		(346,000)

Net deferred tax asset	$	---

The valuation allowance increased $188,000 during the three months ended March 31, 2011.

COYOTE RESOURCES, INC.
 (An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2011
(UNAUDITED)

11.       RELATED PARTY TRANSACTIONS

From the Company’s inception (October 31, 2006) through March 31, 2011, the Company utilized office space of an officer and stockholder at no charge.  The Company treated the usage of the office space as additional paid-in capital and charged the estimated fair value rent of $200 per month to operations.  For the three months ended March 31, 2011 and 2010, the Company recorded rent expense of $600 and $600, respectively.

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

Critical Accounting Policy and Estimates. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. In addition, these accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in this Quarterly Report on Form 10-Q for the period ended March 31, 2011.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements for the period ended March 31, 2011, together with notes thereto.

For the three months ended March 31, 2011, as compared to the three months ended March 31, 2010.

Results of Operations.

Revenues. We had no revenues for the three months ended March 31, 2011, as compared to no revenues for the three months ended March 31, 2010.

Operating Expenses. For the three months ended March 31, 2011, our total operating expenses were $371,415, which consisted of legal and professional fees of $98,666, general and administrative expenses of $9,963, officer compensation of $105,500 and exploration costs of $157,286.  We expect that we will continue to incur significant exploration costs as well as legal and accounting expenses related to being a public company. For the three months ended March 31, 2010, we had a loss on discontinued operations of $11,928, which was from our former business.

Other Expense. For the three months ended March 31, 2011, we had interest expense of $16,913 and amortization of debt discount of $600,000, which resulted in total other expense of $616,913.

Net Loss.   For the three months ended March 31, 2011, our net loss was $988,328 as compared to a net loss of $11,928 for the three months ended March 31, 2010.  The increase in our net loss between the two periods was primarily due to the fact that we have much more significant operations with exploration costs as compared to the prior period where we had very insignificant operations. We expect to continue to incur net losses for the foreseeable future.

Liquidity and Capital Resources.  As of March 31, 2011, we had cash of $607,253, property and equipment of $791, net of $2,265 of accumulated depreciation, and unproven mineral properties of $1,194,910, making our total assets of $1,802,954 as of March 31, 2011.

Our unproven mineral properties of $1,194,910, as of March 31, 2011, consist of our rights to the Tonopah Extension Mine and the Golden Trend Property.

Our current liabilities were $178,944 as of March 31, 2011, which was represented by accounts payable and accrued expenses of $36,944, current notes payable of $125,000, and loans from stockholders of $17,000.

In August 2010, and in connection with certain rights we acquired to a Mining Lease and Option to Purchase Agreement from Cliff ZZ L.L.C for certain patented mineral claims in Esmeralda and Nye Counties of Nevada (the “Purchase Option”), we assumed the balance of the purchase option of $990,000.  We have made two required payments in the aggregate amount of $90,000 for the period ended March 31, 2011.  The balance of the Purchase Option was $900,000 at March 31, 2011. Our current notes payable of $125,000 represent the upcoming payments that are due on the Purchase Option for the next twelve months.

The loan payable to shareholder of $17,000 is payable to two of our former minority shareholders. On April 20, 2009, we entered into a note payable with a stockholder in the amount of $6,000.  On July 13, 2009, we entered into a note payable with a stockholder in the amount of $5,000.  On November 14, 2009, we entered into a note payable with a stockholder in the amount of $2,000.  On March 8, 2010, we entered into a note payable with a stockholder in the amount of $4,000.  These loans are due upon demand and accrue interest at the rate of 10% per annum.  The loan funds were used for working capital purposes. As of March 31, 2011, $17,000 of principal and $2,733 of interest was due to various stockholders per the above notes. We are currently negotiating payment of those loans with the holders.

Our long-term notes payable were $1,910,946 as of March 31, 2011, which consisted of $1,100,000 that was loaned to us pursuant to the Note and Warrant Purchase Agreement (the “Financing Agreement”) with Socially Responsible Wealth Management Ltd. (“SRWM”) as described below, $35,946 in accrued interest due to SRWM and the balance of $775,000, which is owed to Cliff ZZ L.L.C. pursuant to the Purchase Option.

On August 13, 2010, we entered into the Financing Agreement with SRWM pursuant to which SRWM agreed to lend up to $2,000,000 to us in multiple installments in exchange for senior secured convertible promissory notes with a conversion price of $0.50 per share (“Notes”) and five-year warrants to acquire shares of common stock at an exercise price of $0.75 per share (“Warrants”) in the amount of each installment. The Notes are due on August 13, 2013, or upon default, whichever is earlier, and bear interest at the annual rate of 10%. The Notes have an optional conversion feature by which SRWM can convert the principal and accrued interest into shares of our common stock at a conversion price of $0.50 per share. The Warrants expire five years from the date of the investment. The Financing Agreement provides that SRWM will lend additional installments to us in amounts as requested by us; provided however, that we provide the proposed use of proceeds for each requested amount. SRWM shall have sole discretion in determining whether the proposed use of proceeds is acceptable.

In connection with the Financing Agreement, we have issued the following Notes and Warrants to SRWM on the following dates:

Date of Note	Amount of Note	Number of Warrants
August 13, 2010	$500,000	500,000
January 19, 2011	$100,000	100,000
March 17, 2011	$500,000	500,000

We had no other liabilities and no long term commitments or contingencies as of March 31, 2011.

During 2011, we expect that the following will continue to impact our liquidity: (i) legal and accounting costs of being a public company; (ii) future payments to Cliff ZZ L.L.C. for the balance of the Purchase Option; (iii) expected expenses related to the development of the Golden Trend Property and the Tonopah Extensions Mine; and (iv) anticipated increases in overhead and the use of independent contractors for services to be provided to us. We will need to obtain funds to pay those expenses. Other than those items specified above, we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity.

As of March 31, 2011, we had cash of $607,253.  In the opinion of management, available funds will not satisfy our working capital requirements to operate at our current level of activity for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors.

In order to implement our business plan in the manner we envision, we need to raise additional capital in addition to the funds that we obtained pursuant to the Financing Agreement.  We cannot guaranty that we will be able to raise additional funds. Moreover, in the event that we can raise additional funds, we cannot guaranty that additional funding will be available on favorable terms.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  (Removed and Reserved).

Item 5.  Other Information.

None.

Item 6.  Exhibits.

31	Certification of Principal Executive and Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934
32	Certification of Principal Executive and Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Coyote Resources, Inc., a Nevada corporation

Date: May 23, 2011	By:	/s/ Earl Abbott
Earl Abbott President, Secretary and Treasurer (Principal, Executive, Financial and Accounting Officer)