Form 10-Q/A
period 2011-03-31
Coyote Resources, Inc.
filed 2011-08-15
CIK 1392121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE

Coyote Resources, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A to amend its Quarterly Report on Form 10-Q for the period ended March 31, 2011, as filed with the Securities and Exchange Commission on May 23, 2011 (the “Original Filing”) to correct a typographical error in the net loss amount of the Unaudited Statement of Cash Flows found on page 7 of the Original Filing and update the Nature of Operations disclosure in Note 1. The amended filing corrects the error by replacing “9,888,328” with “988,328” and update the Nature of Operations disclosure in Note 1. No other revisions or amendments have been made to the Original Filing. This Amendment No. 1 does not otherwise update information in the Original Filing to reflect facts or events occurring subsequent to the date of the Original Filing. Currently-dated certifications from the Company’s Principal Executive and Financial Officer have been included as exhibits 31 and 32 to this Amendment No. 1.

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

COYOTE RESOURCES, INC.
(An Exploration Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM INCEPTION (OCTOBER 31, 2006)
THROUGH MARCH 31, 2011
(UNAUDITED)

					Deficit
	Common Stock*				Accumulated
			Additional Paid-In	Accumulated	During	Total Stockholders'
	Number of Shares	Amount	Capital	Deficit	Exploration Stage	Equity (Deficit)

Balance, October 31, 2006	-	$-	$-	$-	$-	$-

Issuance of common stock, November 1, 2006	240,000,000	240,000	(236,000)	-	-	4,000

Additional paid-in capital in exchange for facilities provided by related party	-	-	400	-	-	400

Net loss	-	-	-	(11,014)	-	(11,014)

Balance, December 31, 2006 (Audited)	240,000,000	240,000	(235,600)	(11,014)	-	(6,614)

Issuance of common stock for cash,	18,930,000	18,930	12,620	-	-	31,550
June 30, 2007

Issuance of common stock for cash,	12,000,000	12,000	8,000	-	-	20,000
July 23, 2007

Additional paid-in capital in exchange for facilities provided by related party	-	-	2,400	-	-	2,400

Net loss	-	-	-	(69,026)	-	(69,026)

Balance, December 31, 2007	270,930,000	270,930	(212,580)	(80,040)	-	(21,690)

Additional paid-in capital in exchange for facilities provided by related party	-	-	2,400	-	-	2,400

Net loss	-	-	-	(48,345)	-	(48,345)

Balance, December 31, 2008	270,930,000	270,930	(210,180)	(128,385)	-	(67,635)

* - Retroactively restated for 60:1 forward split

See accompanying notes to financial statements.

COYOTE RESOURCES, INC.
(An Exploration Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM INCEPTION (OCTOBER 31, 2006)
THROUGH MARCH 31, 2011
(UNAUDITED)

					Deficit
	Common Stock *				Accumulated
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	During Exploration Stage	Total Stockholders' Equity (Deficit)

Additional paid-in capital in exchange for facilities provided by related party	-	-	2,400	-	-	2,400

Net loss	-	-	-	(45,207)	-	(45,207)

Balance, December 31, 2009	270,930,000	270,930	(207,780)	(173,592)	-	(110,442)

Additional paid-in capital in exchange for facilities provided by related party	-	-	2,400	-	-	2,400

Fair value of warrants	-	-	172,500	-	-	172,500

Shares cancelled into treasury and retired	(224,927,880)	(224,928)	224,928	-	-	-

Shares issued for cash	500,000	500	499,500	-	-	500,000

Net loss	-	-	-	(59,940)	(403,726)	(463,666)

Balance, December 31, 2010	46,502,120	1,267	736,783	(233,532)	(403,726)	100,792

Additional paid-in capital in exchange for facilities provided by related party	-	-	600	-	-	600

Amortization of debt discount	-	-	600,000	-	-	600,000

Net loss	-	-	-	-	(988,328)	(988,328)

Balance, March 31, 2011	46,502,120	$1,267	$1,337,383	$(233,532)	$(1,392,054)	$(286,936)

* - Retroactively restated for 60:1 forward split

See accompanying notes to financial statements.

COYOTE RESOURCES, INC.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months ended March 31, 2011	For the Three Months ended March 31, 2010	For the Period from Inception (October 31, 2006) through March 31, 2011
Cash flows from operating activities
Net loss	$(988,328)	$(11,928)	$(1,625,586)
Adjustments to reconcile net loss to net cash used in operating activities
Additional paid-in capital in exchange for facilities provided by related party	600	600	10,600
Depreciation	153	153	2,265
Forgiveness of accounts and note payable	-		(75,781)
Amortization of debt discount	600,000		600,000
Fair value of warrants	-		172,500
Changes in operating assets and liabilities
(Increase) in prepaid expenses	-	-	-
Increase in accounts payable and accrued expenses	29,405	10,223	148,671

Net cash used in operating activities	(358,170)	(952)	(767,331)

Cash flows from investing activities
Purchase of property and equipment	-	-	(3,056)
Purchase of unproven mineral properties	-	-	(244,910)

Net cash used by investing activities	-	-	(247,966)

Cash flows from financing activities
Payments on notes payable	(50,000)	-	(50,000)
Proceeds from issuance of notes payable	600,000	-	1,100,000
Proceeds from issuance of loans	-	4,000	17,000
Proceeds from issuance of common stock	-	-	555,550

Net cash provided by financing activities	550,000	4,000	1,622,550

Net increase in cash	191,830	3,048	607,253

Cash, beginning of period	415,423	947	-

Cash, end of period	$607,253	$3,995	$607,253

Supplemental disclosure of cash flow information
Income taxes paid	$-	$-	$-

Interest paid	$-	$-	$7,016

Non-cash transaction for unproven mineral properties and assignment of note payable	$-	$-	$950,000

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

COYOTE RESOURCES, INC.
 (An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2011
(UNAUDITED)

10.     PROVISION FOR INCOME TAXES (Continued)

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

Coyote Resources, Inc., a Nevada corporation

Date: August 15, 2011	By:	/s/ Earl Abbott
Earl Abbott President, Secretary and Treasurer (Principal, Executive, Financial and Accounting Officer)