Form 10-Q
period 2011-06-30
Coyote Resources, Inc.
filed 2011-08-15
CIK 1392121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the quarterly period ended June 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the transition period from ____to____

  Commission File Number: 000-52512

Coyote Resources, Inc.
(Exact name of registrant as specified in its charter)

Nevada	20-5874196
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

 As of August 15, 2011, there were 46,502,120 shares of the issuer's $.001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

COYOTE RESOURCES, INC.
(An Exploration Stage Company)
BALANCE SHEETS

ASSETS

	June 30, 2011 (Unaudited)	December 31, 2010
Current assets
Cash	$312,176	$415,423
Total current assets	312,176	415,423

Property and equipment, net of $2,417 and $2,112 accumulated depreciation, respectively	639	944

Unproven mineral properties	1,194,910	1,194,910

Total assets	$1,507,725	$1,611,277

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued expenses	$22,404	$24,033
Notes payable, current	125,000	100,000
Loans from stockholders	17,000	17,000

Total current liabilities	164,404	141,033

Notes payable, long-term	1,941,830	1,369,452

Stockholders’ equity (deficit)
Preferred stock, $.001 par value; 30,000,000 shares authorized, -0- shares issued and outstanding	-	-
Common stock, $.001 par value; 300,000,000 shares authorized, 46,502,120 shares issued and outstanding	1,267	1,267
Additional paid-in capital	1,337,983	736,783
Accumulated deficit	(233,532)	(233,532)
Deficit accumulated during the exploration stage	(1,704,227)	(403,726)

Total stockholders’ equity (deficit)	(598,509)	100,792

Total liabilities and stockholders’ equity (deficit)	$1,507,725	$1,611,277

See accompanying notes to financial statements.

COYOTE RESOURCES, INC.
 (An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months ended June 30, 2011	For the Three Months ended June 30, 2010	For the Six Months ended June 30, 2011	For the Six Months ended June 30, 2010	For the Period from Inception (October 31, 2006) through June 30, 2011
Revenues	$-	$-	$-	$-	$-

Operating expenses
Exploration costs	137,962		295,248		295,248
Legal and professional	62,832	-	161,498	-	380,328
Officer compensation	25,500		131,000		131,000
General and administrative	57,728	-	67,691	-	135,301

Total operating expenses	284,022	-	655,437	-	941,877

Loss from continuing operations	(284,022)	-	(655,437)	-	(941,877)

Other income (expense)
Forgiveness of accounts and note payable	-	-	-	-	75,781
Interest income	-	-	-	-	1,885
Fair value of warrants	-	-	-	-	(172,500)
Amortization of debt discount	-	-	(600,000)	-	(600,000)
Interest expense	(28,151)	-	(45,064)	-	(67,516)
Total other income (expense)	(28,151)	-	(645,064)	-	(762,350)

Loss before discontinued operations and income taxes	(312,173)	-	(1,300,501)	-	(1,704,227)

Loss on discontinued operations	-	(46,593)	-	(58,521)	(233,532)

Loss before income taxes	(312,173)	(46,593)	(1,300,501)	(58,521)	(1,937,759)

Provision for income taxes	-	-	-	-	-

Net loss	$(312,173)	$(46,593)	$(1,300,501)	$(58,521)	$(1,937,759)

Net loss per common share – basic and diluted	$(0.01)	$(0.01)	$(0.03)	$(0.01)	$(0.01)

Weighted average of common shares – basic and diluted	46,502,120	270,930,000	46,502,120	270,930,000	224,035,182

See accompanying notes to financial statements.

COYOTE RESOURCES, INC.
(An Exploration Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM INCEPTION (OCTOBER 31, 2006)
THROUGH JUNE 30, 2011
(UNAUDITED)

	Common Stock*		Additional		Deficit Accumulated	Total Stockholders'
	Number of Shares	Amount	Paid-In Capital	Accumulated Deficit	During Exploration Stage	Equity (Deficit)

Balance, October 31, 2006	-	$-	$-	$-	$-	$-

Issuance of common stock, November 1, 2006	240,000,000	240,000	(236,000)	-	-	4,000

Additional paid-in capital in exchange for facilities provided by related party	-	-	400	-	-	400

Net loss	-	-	-	(11,014)	-	(11,014)

Balance, December 31, 2006 (Audited)	240,000,000	240,000	(235,600)	(11,014)	-	(6,614)

Issuance of common stock for cash, June 30, 2007	18,930,000	18,930	12,620	-	-	31,550

Issuance of common stock for cash, July 23, 2007	12,000,000	12,000	8,000	-	-	20,000

Additional paid-in capital in exchange for facilities provided by related party	-	-	2,400	-	-	2,400

Net loss	-	-	-	(69,026)	-	(69,026)

Balance, December 31, 2007	270,930,000	270,930	(212,580)	(80,040)	-	(21,690)

Additional paid-in capital in exchange for facilities provided by related party	-	-	2,400	-	-	2,400

Net loss	-	-	-	(48,345)	-	(48,345)

Balance, December 31, 2008	270,930,000	270,930	(210,180)	(128,385)	-	(67,635)

* - Retroactively restated for 60:1 forward split

See accompanying notes to financial statements.

COYOTE RESOURCES, INC.
(An Exploration Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM INCEPTION (OCTOBER 31, 2006)
THROUGH JUNE 30, 2011
(UNAUDITED)

	Common Stock *		Additional		Deficit Accumulated	Total Stockholders'
	Number of Shares	Amount	Paid-In Capital	Accumulated Deficit	During Exploration Stage	Equity (Deficit)
Additional paid-in capital in exchange for facilities provided by related party	-	-	2,400	-	-	2,400

Net loss	-	-	-	(45,207)	-	(45,207)

Balance, December 31, 2009	270,930,000	270,930	(207,780)	(173,592)	-	(110,442)

Additional paid-in capital in exchange for facilities provided by related party	-	-	2,400	-	-	2,400

Fair value of warrants	-	-	172,500	-	-	172,500

Shares cancelled into treasury and retired	(224,927,880)	(224,928)	224,928	-	-	-

Shares issued for cash	500,000	500	499,500	-	-	500,000

Net loss	-	-	-	(59,940)	(403,726)	(463,666)

Balance, December 31, 2010	46,502,120	1,267	736,783	(233,532)	(403,726)	100,792

Additional paid-in capital in exchange for facilities provided by related party	-	-	1,200	-	-	1,200

Amortization of debt discount	-	-	600,000	-	-	600,000

Net loss	-	-	-	-	(1,300,501)	(1,300,501)

Balance, June 30, 2011	46,502,120	$1,267	$1,337,983	$(233,532)	$(1,937,759)	$(598,509)

* - Retroactively restated for 60:1 forward split

See accompanying notes to financial statements.

COYOTE RESOURCES, INC.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months ended June 30, 2011	For the Six Months ended June 30, 2010	For the Period from Inception (October 31, 2006) through June 30, 2011
Cash flows from operating activities
Net loss	$(1,300,501)	$(58,521)	$(1,937,759)
Adjustments to reconcile net loss to net cash used in operating activities
Additional paid-in capital in exchange for facilities provided by related party	1,200	1,200	11,200
Depreciation	305	306	2,417
Forgiveness of accounts and note payable	-		(75,781)
Amortization of debt discount	600,000		600,000
Fair value of warrants	-		172,500
Changes in operating assets and liabilities
(Increase) in prepaid expenses	-	-	-
Increase in accounts payable and accrued expenses	45,749	56,088	165,015

Net cash used in operating activities	(653,247)	(927)	(1,062,408)

Cash flows from investing activities
Note receivable	-	(203,025)	-
Purchase of property and equipment	-	-	(3,056)
Purchase of unproven mineral properties	-	-	(244,910)

Net cash used by investing activities	-	(203,025)	(247,966)

Cash flows from financing activities
Payments on notes payable	(50,000)	-	(50,000)
Proceeds from issuance of notes payable	600,000	200,000	1,100,000
Proceeds from issuance of loans	-	4,000	17,000
Proceeds from issuance of common stock	-	-	555,550

Net cash provided by financing activities	550,000	204,000	1,622,550

Net increase (decrease) in cash	(103,247)	48	312,176

Cash, beginning of period	415,423	947	-

Cash, end of period	$312,176	$995	$312,176

Supplemental disclosure of cash flow information
Income taxes paid	$-	$-	$-

Interest paid	$-	$-	$7,016

Non-cash transaction for unproven mineral properties and assignment of note payable	$-	$-	$950,000

See accompanying notes to financial statements.

COYOTE RESOURCES, INC.
 (An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2011
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

COYOTE RESOURCES, INC.
 (An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2011
(UNAUDITED)

1.            NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents

For purposes of the balance sheet and statement of cash flows, the Company considers all highly liquid debt instruments purchased with maturity of six months or less to be cash equivalents.

Fair Value of Financial Instruments

Pursuant to ASC No. 825, “ Financial Instruments ”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet.  The carrying value of cash, accounts payable and accrued expenses approximate their fair value due to the short period to maturity of these instruments.

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

COYOTE RESOURCES, INC.
 (An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2011
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

Provision for Income Taxes

The Company accounts for income taxes under ASC No. 740, “ Accounting for Income Taxes ”.  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

Comprehensive Income

The Company applies ASC No. 220, “ Comprehensive Income ” (ASC 220).  ASC 220 establishes standards for the reporting and display of comprehensive income or loss, requiring its components to be reported in a financial statement that is displayed with the same prominence as other financial statements.  From inception (October 31, 2006) through June 30, 2011, the Company had no other components of comprehensive loss other than net loss as reported on the statement of operations.

COYOTE RESOURCES, INC.
 (An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2011
(UNAUDITED)

1.            NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basic and Diluted Income (Loss) Per Share

In accordance with ASC No. 260, “ Earnings Per Share ”, basic income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding.  Diluted income (loss) per common share is computed similar to basic income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

As of June 30, 2011, the Company had $1,100,000 of secured convertible debt that could be converted into 2,200,000 shares of the Company’s common stock.  As of June 30, 2011, the Company also had 2,200,000 outstanding warrants to purchase 2,200,000 shares of the Company’s common stock.

Recent Accounting Pronouncements

There were various accounting updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's financial position, results of operations or cash flows.

2.            GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred a net loss of ($1,937,759) from inception (October 31, 2006) through June 30, 2011. The Company is subject to those risks associated with exploration stage companies.  The Company has sustained losses since inception and additional debt and equity financing will be required by the Company to fund its development activities and to support operations.  However, there is no assurance that the Company will be able to obtain additional financing.  Furthermore, there is no assurance that rapid technological changes, changing customer needs and evolving industry standards will enable the Company to introduce new products on a continual and timely basis so that profitable operations can be attained.  These factors raise substantial doubt about the ability of the Company to continue operation as a going concern.

COYOTE RESOURCES, INC.
 (An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2011
(UNAUDITED)

3.           FAIR VALUE MEASUREMENTS

On January 1, 2008, the Company adopted FASB Accounting Standards Codification No. 820 (SFAS 157), Fair Value Measurements .  ASC 820 relates to financial assets and financial liabilities.

Determination of Fair Value

At June 30, 2011, the Company calculated the fair value of its assets and liabilities for disclosure purposes only.

Valuation Hierarchy

ASC 820 establishes a six-level valuation hierarchy for the use of fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date:

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

The following table presents the Company's fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of June 30, 2011:

	June 30, 2011
	Level 1	Level 2	Level 3	Total
Assets
Unproven mineral properties	$-	$-	$1,194,910	$1,194,910
Liabilities	-	-	-	-
	$-	$-	$1,194,910	$1,194,910

COYOTE RESOURCES, INC.
 (An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2011
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

On August 12, 2010, the Company was assigned the rights a Mining Lease and Option to Purchase Agreement for certain patented mineral claims in Esmeralda and Nye Counties of Nevada.  This lease is for five (5) years with the option to purchase for a total of $1,000,000 to be paid over a period of 5 years, beginning with a $10,000.00 initial payment made by KMR on June 30, 2010.  A 4% net smelter royalty is reserved.

COYOTE RESOURCES, INC.
 (An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2011
(UNAUDITED)

4.          UNPROVEN MINERAL PROPERTIES (continued)

The following table presents information regarding the Company’s costs for its unproven mineral properties:

June 30, 2011
Property acquisition costs:
Unproven
Open balance	$-
Nevada claims	1,194,910
Write downs	(-)

$1,194,910

5.            ACCRUED EXPENSES

Accrued Wages and Compensated Absences

The Company currently does not have any employees other than its officer and founder.  The majority of development costs and services have been provided to the Company by the founders and outside, third-party vendors.  As such, there is no accrual for wages or compensated absences as of June 30, 2011.

6.            NOTES PAYABLE

Note Payable

On August 12, 2010, in connection with the assignment of the rights a Mining Lease and Option to Purchase Agreement for certain patented mineral claims in Esmeralda and Nye Counties of Nevada, the Company assumed the balance of the purchase option of $990,000.  The Company has made two (2) required payments in the aggregate amount of $90,000 for the period ended June 30, 2011.  The balance of the purchase option was $900,000 at June 30, 2011.  Payments under the Purchase Agreement vary annually with the final payment due on March 15, 2015.

COYOTE RESOURCES, INC.
 (An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2011
(UNAUDITED)

6.            NOTES PAYABLE (continued)

Convertible Notes Payable

On August 13, 2010, the Company entered into a Note and Warrant Purchase Agreement with one investor pursuant to which the investor agreed to lend up to Two Million Dollars ($2,000,000) to the Company in multiple installments in exchange for a senior secured convertible promissory note (“Note”) with a conversion price of $0.50 per share and five-year warrants to acquire shares of common stock at an exercise price of $0.75 per share (the “Warrants”) in the amount of each installment. The first installment of Five Hundred Thousand Dollars ($500,000) (“First Installment”) was delivered on the Closing Date and the Company issued 500,000 Warrants to the investor in connection with the First Installment.  Included in the First Installment was the repayment of the April 22, 2010 $200,000 note payable.  As of June 30, 2011, the Company owed $500,000 of principal and $44,521 of interest under this Note and Warrant Purchase Agreement.  The principal amount of the note is due, together with interest at 10% per annum, on August 13, 2013.  The fair value of the 500,000 warrants issued was estimated at $172,500 using the Black-Scholes option pricing model.

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

Maturities of notes payable are as follows:

For the period ended June 30,
2011	$125,000
2012	125,000
2013	1,316,830
2014	300,000
2015	200,000
2,066,830
Less: current	(125,000)
Long-term	$1,941,830

COYOTE RESOURCES, INC.
 (An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2011
(UNAUDITED)

7.            LOANS FROM STOCKHOLDERS

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

As of June 30, 2011, $17,000 of principal and $3,158 of interest was due to various stockholders per the above notes.

8.            STOCKHOLDERS’ EQUITY

On July 21, 2011, the Company filed with the Nevada Secretary of State the Amended and Restated Articles of Incorporation, as corrected by a Certificate of Correction filed on July 22, 2011, amending the amount of authorized common stock to 300,000,000 shares, $.001 par value per share, creating a class of preferred stock in the amount of 30,000,000 shares, $.001 par value per share, and including limitation liability provisions for the Company's officers and directors.

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
JUNE 30, 2011
(UNAUDITED)

8.            STOCKHOLDERS' EQUITY (continued)

On June 30, 2007, the Company issued 18,930,000 shares of its common stock to unrelated investors for cash of $31,550 pursuant to the Company’s Registration Statement.

On July 23, 2007, the Company issued 12,000,000 shares of its common stock to unrelated investors for cash of $20,000 pursuant to the Company’s Registration Statement.

On August 13, 2010, in connection with the Cancellation Agreement a stockholder agreed to cancel 224,927,880 shares of common stock.  These shares were retired.

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

As of June 30, 2011, the Company had federal net operating loss carryforwards of approximately ($1,930,000), which can be used to offset future federal income tax.  The federal and state net operating loss carryforwards expire at various dates through 2030.  Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured.

COYOTE RESOURCES, INC.
 (An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2011
(UNAUDITED)

9.          PROVISION FOR INCOME TAXES (continued)

A summary of the Company’s deferred tax assets as of June 30, 2011 are as follows:

	2011

Federal net operating loss (@ 34%)		$660,000
Less: valuation allowance		(660,000)

Net deferred tax asset	$	---

The valuation allowance increased $502,000 during the six months ended June 30, 2011.

10.        RELATED PARTY TRANSACTIONS

From the Company’s inception (October 31, 2006) through June 30, 2011, the Company utilized office space of an officer and stockholder at no charge.  The Company treated the usage of the office space as additional paid-in capital and charged the estimated fair value rent of $200 per month to operations.  For the six months ended June 30, 2011 and 2010, the Company recorded rent expense of $1,200 and $1,200, respectively.

11.        DISCONTINUED OPERATIONS

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

12.         SUBSEQUENT EVENTS

On July 21, 2011, the Company filed with the Nevada Secretary of State the Amended and Restated Articles of Incorporation, as corrected by a Certificate of Correction filed on July 22, 2011, amending the amount of authorized common stock to 300,000,000 shares, $.001 par value per share, creating a class of preferred stock in the amount of 30,000,000 shares, $.001 par value per share, and including limitation liability provisions for the Company's officers and directors.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This following information specifies certain forward-looking statements of management of the company. Forward-looking statements are statements that estimate the happening of future events and are not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology, such as “may,” “shall,” “could,” “expect,” “estimate,” “anticipate,” “predict,” “probable,” “possible,” “should,” “continue,” or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

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

Critical Accounting Policy and Estimates. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. In addition, these accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in this Quarterly Report on Form 10-Q for the period ended June 30, 2011.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements for the period ended June 30, 2011, together with notes thereto.

For the three months ended June 30, 2011, as compared to the three months ended June 30, 2010.

Results of Operations.

Revenues. We had no revenues for the three months ended June 30, 2011, as compared to no revenues for the three months ended June 30, 2010.

Operating Expenses. For the three months ended June 30, 2011, our total operating expenses were $284,002, which consisted of legal and professional fees of $62,832, general and administrative expenses of $57,728, officer compensation of $25,500 and exploration costs of $137,962.  We expect that we will continue to incur significant exploration costs as well as legal and accounting expenses related to being a public company. For the three months ended June 30, 2010, we had a loss on discontinued operations of $46,593, which resulted from the discontinuation of our former business.

Other Expense. For the three months ended June 30, 2011, our other expense consisted of Interest in the amount of $28,151.

Net Loss.   For the three months ended June 30, 2011, our net loss was $312,173 as compared to a net loss of $46,593 for the three months ended June 30, 2010.  The increase in our net loss between the two periods was primarily due to the change in our business operations from media to mineral resource development and the associated exploration costs. We expect to continue to incur net losses for the foreseeable future.

For the six months ended June 30, 2011, as compared to the six months ended June 30, 2010.

Results of Operations.

Revenues. We had no revenues for the six months ended June 30, 2011, as compared to no revenues for the six months ended June 30, 2010.

Operating Expenses. For the six months ended June 30, 2011, our total operating expenses were $295,248, which consisted of legal and professional fees of $161,498, general and administrative expenses of $67,691, officer compensation of $131,000 and exploration costs of $295,248.  We expect that we will continue to incur significant exploration costs as well as legal and accounting expenses related to being a public company. For the six months ended June 30, 2010, we had a loss on discontinued operations of $58,521, which resulted from the discontinuation of our former business.

Other Expense. For the six months ended June 30, 2011, we had interest expense of $45,064 and amortization of debt discount of $600,000, which resulted in total other expense of $645,064.

Net Loss.   For the six months ended June 30, 2011, our net loss was $1,300,501 as compared to a net loss of $58,521 for the six months ended June 30, 2010.  The increase in our net loss between the two periods was primarily due to the change in our business operations from media to mineral resource development and the associated exploration costs. We expect to continue to incur net losses for the foreseeable future.

Liquidity and Capital Resources.  As of June 30, 2011, we had cash of $312,176, property and equipment of $639, net of $2,417 and $2,112 of accumulated depreciation, respectively, and unproven mineral properties of $1,194,910, making our total assets of $1,407,725 as of June 30, 2011.

Our unproven mineral properties of $1,194,910, as of June 30, 2011, consist of our rights to the Tonopah Extension Mine and the Golden Trend Property.

Our current liabilities were $164,404 as of June 30, 2011, which was represented by accounts payable and accrued expenses of $22,404, current notes payable of $125,000, and loans from stockholders of $17,000.

In August 2010, and in connection with certain rights we acquired to a Mining Lease and Option to Purchase Agreement from Cliff ZZ L.L.C. for certain patented mineral claims in Esmeralda and Nye Counties of Nevada (the “Purchase Option”), we assumed the balance of the purchase option of $990,000.  We have made two required payments in the aggregate amount of $90,000 for the period ended June 30, 2011.  The balance of the Purchase Option was $900,000 at June 30, 2011. Our current notes payable of $125,000 represent the upcoming payments that are due on the Purchase Option for the next twelve months. Payments under the Purchase Option vary annually with the final payment due on March 15, 2015.

The loan payable to shareholder of $17,000 is payable to two of our former minority shareholders. On April 20, 2009, we entered into a note payable with a stockholder in the amount of $6,000.  On July 13, 2009, we entered into a note payable with a stockholder in the amount of $5,000.  On November 14, 2009, we entered into a note payable with a stockholder in the amount of $2,000.  On March 8, 2010, we entered into a note payable with a stockholder in the amount of $4,000.  These loans are due upon demand and accrue interest at the rate of 10% per annum.  The loan funds were used for working capital purposes. As of June 30, 2011, $17,000 of principal and $3,158 of interest was due to various stockholders per the above notes. We are currently negotiating payment of those loans with the holders.

Our long-term notes payable were $1,941,830 as of June 30, 2011, which consisted of $1,100,000 that was loaned to us pursuant to the Note and Warrant Purchase Agreement (the “Financing Agreement”) with Socially Responsible Wealth Management Ltd. (“SRWM”) as described below, $66,830 in accrued interest due to SRWM and the balance of $775,000, which is owed to Cliff ZZ L.L.C. pursuant to the Purchase Option.

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

Other than those specified above, we had no other liabilities and no long term commitments or contingencies as of June 30, 2011.

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

As of June 30, 2011, we had cash of $312,176.  In the opinion of management, available funds will not satisfy our working capital requirements to operate at our current level of activity for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  (Removed and Reserved).

Item 5.  Other Information.

None.

Item 6.  Exhibits.

31.1	Certification of Principal Executive and Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934
32.1	Certification of Principal Executive and Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.ins	Instance Document
101.def	XBRL Taxonomy Definition Linkbase Document
101.sch	XBRL Taxonomy Schema Document
101.cal	XBRL Taxonomy Calculation Linkbase Document
101.lab	XBRL Taxonomy Label Linkbase Document
101.pre	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Coyote Resources, Inc., a Nevada corporation

Date: August 15, 2011	By:	/s/ Earl Abbott
Earl Abbott President, Secretary and Treasurer (Principal, Executive, Financial and Accounting Officer)