Form 10-Q
period 2011-09-30
Coyote Resources, Inc.
filed 2011-11-09
CIK 1392121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the quarterly period ended September 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the transition period from ____to____

 Commission File Number: 000-52512

Coyote Resources, Inc.
(Exact name of registrant as specified in its charter)

Nevada	20-5874196
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5490 Longley Lane, Reno, Nevada 89511
(Address of principal executive offices) (Zip Code)

(775) 846-8398
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐Yes   ☒No

As of November 8, 2011, there were 46,502,120 shares of the issuer's $.001 par value common stock issued and outstanding.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

COYOTE RESOURCES, INC.
(An Exploration Stage Company)
BALANCE SHEETS

ASSETS

	September 30, 2011 (Unaudited)	December 31, 2010
Current assets
Cash	$23,401	$415,423
Total current assets	23,401	415,423

Property and equipment, net of $2,570 and $2,112 accumulated depreciation, respectively	486	944

Unproven mineral properties	1,194,910	1,194,910

Total assets	$1,218,797	$1,611,277

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued expenses	$16,645	$24,033
Notes payable, current	200,000	100,000
Loans from stockholders	17,000	17,000

Total current liabilities	233,645	141,033

Notes payable, long-term (including accrued interest)	1,841,699	1,369,452

Stockholders’ equity (deficit)
Preferred stock, $.001 par value; 30,000,000 shares authorized, -0- shares issued and outstanding	-	-
Common stock, $.001 par value; 300,000,000 shares authorized, 46,502,120 shares issued and outstanding	1,267	1,267
Additional paid-in capital	1,338,583	736,783
Accumulated deficit	(233,532)	(233,532)
Deficit accumulated during the exploration stage	(1,962,865)	(403,726)

Total stockholders’ equity (deficit)	(856,547)	100,792

Total liabilities and stockholders’ equity (deficit)	$1,218,797	$1,611,277

See accompanying notes to financial statements.

COYOTE RESOURCES, INC.
 (An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months ended September 30, 2011	For the Three Months ended September 30, 2010	For the Nine Months ended September 30, 2011	For the Nine Months ended September 30, 2010	For the Period from Inception (October 31, 2006) through September 30, 2011
Revenues	$-	$-	$-	$-	$-

Operating expenses
Exploration costs	130,096		425,344		425,344
Legal and professional	42,919	76,389	204,417	76,389	423,247
Officer compensation	17,000	-	148,000		148,000
General and administrative	40,166	34,896	107,857	34,896	175,467

Total operating expenses	230,181	111,285	885,618	111,285	1,172,058

Loss from continuing operations	(230,181)	(111,285)	(885,618)	(111,285)	(1,172,058)

Other income (expense)
Forgiveness of accounts and note payable	-	75,781	-	75,781	75,781
Interest income	-	1,885	-	1,885	1,885
Fair value of warrants	-	(172,500)	-	(172,500)	(172,500)
Amortization of debt discount	-	-	(600,000)	-	(600,000)
Interest expense	(28,457)	(9,283)	(73,521)	(9,283)	(95,973)
Total other income (expense)	(28,457)	(104,117)	(673,521)	(104,117)	(790,807)

Loss before discontinued operations and income taxes	(258,638)	(215,402)	(1,559,139)	(215,402)	(1,962,865)

Loss on discontinued operations	-	(1,419)	-	(59,940)	(233,532)

Loss before income taxes	(258,638)	(216,821)	(1,559,139)	(275,342)	(2,196,397)

Provision for income taxes	-	-	-	-	-

Net loss	$(258,638)	$(216,821)	$(1,559,139)	$(275,342)	$(2,196,397)

Net loss per common share – basic and diluted	$(0.01)	$(0.00)	$(0.03)	$(0.00)

Weighted average of common shares – basic and diluted	46,502,120	153,576,323	46,502,120	231,382,241

See accompanying notes to financial statements.

COYOTE RESOURCES, INC.
(An Exploration Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM INCEPTION (OCTOBER 31, 2006)
THROUGH SEPTEMBER 30, 2011
(UNAUDITED)

	Common Stock*		Additional		Deficit Accumulated During	Total Stockholders'
	Number of Shares	Amount	Paid-In Capital	Accumulated Deficit	Exploration Stage	Equity (Deficit)

Balance, October 31, 2006	-	$-	$-	$-	$-	$-

Issuance of common stock, November 1, 2006	240,000,000	240,000	(236,000)	-	-	4,000

Additional paid-in capital in exchange for facilities provided by related party	-	-	400	-	-	400

Net loss	-	-	-	(11,014)	-	(11,014)

Balance, December 31, 2006 (Audited)	240,000,000	240,000	(235,600)	(11,014)	-	(6,614)

Issuance of common stock for cash, June 30, 2007	18,930,000	18,930	12,620	-	-	31,550

Issuance of common stock for cash, July 23, 2007	12,000,000	12,000	8,000	-	-	20,000

Additional paid-in capital in exchange for facilities provided by related party	-	-	2,400	-	-	2,400

Net loss	-	-	-	(69,026)	-	(69,026)

Balance, December 31, 2007	270,930,000	270,930	(212,580)	(80,040)	-	(21,690)

Additional paid-in capital in exchange for facilities provided by related party	-	-	2,400	-	-	2,400

Net loss	-	-	-	(48,345)	-	(48,345)

Balance, December 31, 2008	270,930,000	270,930	(210,180)	(128,385)	-	(67,635)

* - Retroactively restated for 60:1 forward split

See accompanying notes to financial statements.

COYOTE RESOURCES, INC.
(An Exploration Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM INCEPTION (OCTOBER 31, 2006)
THROUGH SEPTEMBER 30, 2011
(UNAUDITED)

	Common Stock *		Additional		Deficit Accumulated During	Total Stockholders'
	Number of Shares	Amount	Paid-In Capital	Accumulated Deficit	Exploration Stage	Equity (Deficit)
Additional paid-in capital in exchange for facilities provided by related party	-	-	2,400	-	-	2,400

Net loss	-	-	-	(45,207)	-	(45,207)

Balance, December 31, 2009	270,930,000	270,930	(207,780)	(173,592)	-	(110,442)

Additional paid-in capital in exchange for facilities provided by related party	-	-	2,400	-	-	2,400

Fair value of warrants	-	-	172,500	-	-	172,500

Shares cancelled into treasury and retired	(224,927,880)	(224,928)	224,928	-	-	-

Shares issued for cash	500,000	500	499,500	-	-	500,000

Net loss	-	-	-	(59,940)	(403,726)	(463,666)

Balance, December 31, 2010	46,502,120	1,267	736,783	(233,532)	(403,726)	100,792

Additional paid-in capital in exchange for facilities provided by related party	-	-	1,800	-	-	1,800

Amortization of debt discount	-	-	600,000	-	-	600,000

Net loss	-	-	-	-	(1,559,139)	(1,559,139)

Balance, September 30, 2011	46,502,120	$1,267	$1,338,583	$(233,532)	$(1,962,865)	$(856,547)

* - Retroactively restated for 60:1 forward split

See accompanying notes to financial statements.

COYOTE RESOURCES, INC.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months ended September 30, 2011	For the Nine Months ended September 30, 2010	For the Period from Inception (October 31, 2006) through September 30, 2011
Cash flows from operating activities
Net loss	$(1,559,139)	$(275,342)	$(2,196,397)
Adjustments to reconcile net loss to net cash used in operating activities
Additional paid-in capital in exchange for facilities provided by related party	1,800	1,800	11,800
Depreciation	458	459	2,570
Forgiveness of accounts and note payable	-	(75,781)	(75,781)
Amortization of debt discount	600,000	-	600,000
Fair value of warrants	-	172,500	172,500
Changes in operating assets and liabilities
(Increase) in prepaid expenses	-	-	-
Increase in accounts payable and accrued expenses	64,859	25,940	184,125

Net cash used in operating activities	(892,022)	(150,424)	(1,301,183)

Cash flows from investing activities
Purchase of property and equipment	-	-	(3,056)
Purchase of unproven mineral properties	-	(244,910)	(244,910)

Net cash used by investing activities	-	(244,910)	(247,966)

Cash flows from financing activities
Payments on notes payable	(100,000)	(22,000)	(100,000)
Proceeds from issuance of notes payable	600,000	500,000	1,100,000
Proceeds from issuance of loans	-	4,000	17,000
Proceeds from issuance of common stock	-	-	555,550

Net cash provided by financing activities	500,000	482,000	1,572,550

Net increase (decrease) in cash	(392,022)	86,666	23,401

Cash, beginning of period	415,423	947	-

Cash, end of period	$23,401	$87,613	$23,401

Supplemental disclosure of cash flow information
Income taxes paid	$-	$-	$-

Interest paid	$-	$7,016	$7,016

Non-cash transaction for unproven mineral properties and assignment of note payable	$-	$950,000	$950,000

See accompanying notes to financial statements.

COYOTE RESOURCES, INC.
 (An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
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

Basis of Presentation

The unaudited financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the annual report on Form 10-K for the year ended December 31, 2010. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for any other interim period or the entire year.

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
SEPTEMBER 30, 2011
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

Long Lived Assets

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
SEPTEMBER 30, 2011
(UNAUDITED)

1.   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Asset Retirement Obligations

The Company records the fair value of an asset retirement obligation as a liability, if any, in the period in which it incurs an obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The estimated fair value of the asset retirement obligation is based on the current cost escalated at an inflation rate and discounted at a credit adjusted risk-free rate. This liability is capitalized as part of the cost of the related asset and amortized over its useful life.  The liability accretes until the Company settles the obligation.  To date the Company has not incurred any measurable asset retirement obligations.

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

As of September 30, 2011, the Company had $1,100,000 of secured convertible debt that could be converted into 2,200,000 shares of the Company’s common stock.  As of September 30, 2011, the Company also had 2,200,000 outstanding warrants to purchase 2,200,000 shares of the Company’s common stock.

Recent Accounting Pronouncements

There were various accounting updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's financial position, results of operations or cash flows.

2.            GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred a net loss of ($2,196,397) from inception (October 31, 2006) through September 30, 2011. The Company is subject to those risks associated with exploration stage companies.  The Company has sustained losses since inception and additional debt and equity financing will be required by the Company to fund its development activities and to support operations.  However, there is no assurance that the Company will be able to obtain additional financing.  Furthermore, the Company's existence is dependent upon management's ability to develop profitable operations. These factors, among others, raise substantial doubt that the Company will be able to continue as a going concern.

COYOTE RESOURCES, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(UNAUDITED)

2.            GOING CONCERN (Continued)

Management is currently devoting substantially all of its efforts to develop its existing mineral property leases. The Company also continues to search for additional productive properties. There can be no assurance that the Company's efforts will be successful, or that those efforts will translate in a beneficial manner to the Company. The accompanying statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

3.          UNPROVEN MINERAL PROPERTIES

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

On August 12, 2010, the Company was assigned the rights a Mining Lease and Option to Purchase Agreement for certain patented mineral claims in Esmeralda and Nye Counties of Nevada.  This lease is for five (5) years with the option to purchase for a total of $1,000,000 to be paid over a period of 5 years, beginning with a $10,000.00 initial payment made by KMR on June 30, 2010.  A 4% net smelter royalty is reserved.  The Company has made three (3) required minimum payments in the aggregate of $140,000 through September 30, 2011, as discussed in Note 6.

4.            ACCRUED EXPENSES

Accrued Wages and Compensated Absences

The Company currently does not have any employees other than its officer and founder.  The majority of development costs and services have been provided to the Company by the founders and outside, third-party vendors.  As such, there is no accrual for wages or compensated absences as of September 30, 2011.

COYOTE RESOURCES, INC.
 (An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(UNAUDITED)

5.           NOTES PAYABLE

Note Payable

On August 12, 2010, in connection with the assignment of the rights a Mining Lease and Option to Purchase Agreement for certain patented mineral claims in Esmeralda and Nye Counties of Nevada, the Company assumed the balance of the purchase option of $990,000.  The Company has made three (3) required payments in the aggregate amount of $140,000 for the period ended September 30, 2011.  The balance of the purchase option was $850,000 at September 30, 2011.

Convertible Notes Payable

On August 13, 2010, the Company entered into a Note and Warrant Purchase Agreement with one investor pursuant to which the investor agreed to lend up to Two Million Dollars ($2,000,000) to the Company in multiple installments in exchange for a senior secured convertible promissory note (“Note”) with a conversion price of $0.50 per share and five-year warrants to acquire shares of common stock at an exercise price of $0.75 per share (the “Warrants”) in the amount of each installment. The first installment of Five Hundred Thousand Dollars ($500,000) (“First Installment”) was delivered on the Closing Date and the Company issued 500,000 Warrants to the investor in connection with the First Installment.  Included in the First Installment was the repayment of the April 22, 2010 $200,000 note payable.  As of September 30, 2011, the Company owed $500,000 of principal and $57,260 of interest under this Note and Warrant Purchase Agreement.  The principal amount of the note is due, together with interest at 10% per annum, on August 13, 2013.  The fair value of the 500,000 warrants issued was estimated at $172,500 using the Black-Scholes option pricing model.

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

Pursuant to ASC 470-20 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, the Company determined that a beneficial conversion feature is present for the convertible notes issued during the nine months ended September 30, 2011 using the intrinsic value in the convertible notes adjusted for amounts allocated to the warrant valuation. The intrinsic value of the convertible notes amounted to $2,090,000 based on the fair market value of common stock on the respective dates of issuance.

COYOTE RESOURCES, INC.
 (An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(UNAUDITED)

5.           NOTES PAYABLE (Continued)

Since the combined value of the warrants ($157,739) plus the intrinsic value of the convertible notes ($2,090,000) exceeds the fair value of the proceeds received from the issuance of the debt ($600,000), the Company is limited to the amount of the proceeds when recording the beneficial conversion feature as debt discount. Using a pro rata contribution, the Company allocated the proceeds first to the warrant valuation in the amount of approximately $42,100 and the remainder to the beneficial conversion feature in the amount of $557,900. The Company immediately amortized the debt discount of $600,000 for the nine months ended September 30, 2011 since the debt was convertible upon issuance.

The assumptions used in the Black-Scholes option pricing model for the Warrants were as follows:

Risk-free interest rate	0.25% to 0.41%
Expected volatility of common stock	100.0%
Dividend yield	0.00%
Expected life of warrants and conversion feature	5 years

6.            LOANS FROM STOCKHOLDERS

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

As of September 30, 2011, $17,000 of principal and $3,588 of interest was due to various stockholders per the above notes.

COYOTE RESOURCES, INC.
 (An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(UNAUDITED)

7.            WARRANTS

Warrant Activity

A summary of warrant activity for the period ended September 30, 2011 is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term
Outstanding December 31, 2010	500,000	$.75	5years
Issued	600,000	$.75	5 years
Exercised	-	-
Outstanding September 30, 2011	1,100,000	$.75	4.5 years
Exercisable, September 30, 2011	1,100,000	$.75	4.5 years

Shares Reserved for Future Issuance

The Company has reserved shares for future issuance upon conversion of convertible notes payable and warrants as follows:

Conversion of notes payable	2,200,000
Warrants	1,100,000
Reserved shares at September 30, 2011	3,300,000

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
SEPTEMBER 30, 2011
(UNAUDITED)

8.            COMMON STOCK (continued)

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

As of September 30, 2011, the Company had federal net operating loss carryforwards of approximately ($2,180,000), which can be used to offset future federal income tax.  The federal and state net operating loss carryforwards expire at various dates through 2030.  Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured.

A summary of the Company’s deferred tax assets as of September 30, 2011 are as follows:

	2011

Federal net operating loss (@ 34%)		$740,000
Less: valuation allowance		(740,000)

Net deferred tax asset	$	---

The valuation allowance increased $582,000 during the nine months ended September 30, 2011.

COYOTE RESOURCES, INC.
 (An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(UNAUDITED)

10.        RELATED PARTY TRANSACTIONS

From the Company’s inception (October 31, 2006) through September 30, 2011, the Company utilized office space of an officer and stockholder at no charge.  The Company treated the usage of the office space as additional paid-in capital and charged the estimated fair value rent of $200 per month to operations.  For the nine months ended September 30, 2011 and 2010, the Company recorded rent expense of $1,800 and $1,800, respectively.

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

12.        SUBSEQUENT EVENTS

On October 27, 2011 the Company issued a promissory note to an unrelated third party in exchange for $40,000.  Per the terms of the note, the principal is due, together with interest at 12% per annum, on January 17, 2012.

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

Critical Accounting Policy and Estimates. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. In addition, these accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in this Quarterly Report on Form 10-Q for the period ended September 30, 2011.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements for the period ended September 30, 2011, together with notes thereto and our financial statements for the year ended December 31, 2011, together with notes thereto, as previously filed with our Annual Report on Form 10-K.

For the three months ended September 30, 2011, as compared to the three months ended September 30, 2010.

Results of Operations.

Revenues. We had no revenues for the three months ended September 30, 2011, as compared to no revenues for the three months ended September 30, 2010.

Operating Expenses. For the three months ended September 30, 2011, our total operating expenses were $230,181, which consisted of legal and professional fees of $42,919, general and administrative expenses of $40,166, officer compensation of $17,000 and exploration costs of $130,096.  We expect that we will continue to incur significant exploration costs as well as legal and accounting expenses related to being a public company. For the three months ended September 30, 2010, we had a loss on discontinued operations of $1,419, which resulted from the discontinuation of our former business.

Other Expense. For the three months ended September 30, 2011, our other expense consisted of interest in the amount of $28,457.

Net Loss.   For the three months ended September 30, 2011, our net loss was $258,638 as compared to a net loss of $216,821 for the three months ended September 30, 2010.  The increase in our net loss between the two periods was primarily due to the change in our business operations from media to mineral resource development and the associated exploration costs. We expect to continue to incur net losses for the foreseeable future.

For the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010.

Results of Operations.

Revenues. We had no revenues for the nine months ended September 30, 2011, as compared to no revenues for the nine months ended September 30, 2010.

Operating Expenses. For the nine months ended September 30, 2011, our total operating expenses were $885,618, which consisted of legal and professional fees of $204,417, general and administrative expenses of $107,857, officer compensation of $148,000 and exploration costs of $425,344.  We expect that we will continue to incur significant exploration costs as well as legal and accounting expenses related to being a public company. For the nine months ended September 30, 2010, we had a loss on discontinued operations of $59,940, which resulted from the discontinuation of our former business.

Other Expense. For the nine months ended September 30, 2011, we had interest expense of $73,521 and amortization of debt discount of $600,000, which resulted in total other expense of $673,521.

Net Loss.   For the nine months ended September 30, 2011, our net loss was $1,559,139 as compared to a net loss of $275,342 for the nine months ended September 30, 2010.  The increase in our net loss between the two periods was primarily due to the change in our business operations from media to mineral resource development and the associated exploration costs. We expect to continue to incur net losses for the foreseeable future.

Liquidity and Capital Resources.  As of September 30, 2011, we had cash of $23,401, property and equipment of $486, net of $2,570 and $2,112 of accumulated depreciation, respectively, and unproven mineral properties of $1,194,910, making our total assets of $1,218,797 as of September 30, 2011.

Our unproven mineral properties of $1,194,910, as of September 30, 2011, consist of our rights to the Tonopah Extension Mine and the Golden Trend Property in Nevada.

Our current liabilities were $233,645 as of September 30, 2011, which was represented by accounts payable and accrued expenses of $16,645, current notes payable of $200,000, and loans from stockholders of $17,000.

In August 2010, and in connection with certain rights we acquired to a Mining Lease and Option to Purchase Agreement from Cliff ZZ L.L.C. for certain patented mineral claims in Esmeralda and Nye Counties of Nevada (the “Purchase Option”), we assumed the balance of the purchase option of $990,000.  We have made three required payments in the aggregate amount of $140,000 for the period ended September 30, 2011.  The balance of the Purchase Option was $850,000 at September 30, 2011. Our current notes payable of $200,000 represent the upcoming payments that are due on the Purchase Option for the next twelve months. Payments under the Purchase Option vary annually with the final payment due on March 15, 2015.

The loan payable to shareholder of $17,000 is payable to two of our former minority shareholders. On April 20, 2009, we entered into a note payable with a stockholder in the amount of $6,000.  On July 13, 2009, we entered into a note payable with a stockholder in the amount of $5,000.  On November 14, 2009, we entered into a note payable with a stockholder in the amount of $2,000.  On March 8, 2010, we entered into a note payable with a stockholder in the amount of $4,000.  These loans are due upon demand and accrue interest at the rate of 10% per annum.  The loan funds were used for working capital purposes. As of September 30, 2011, $17,000 of principal and $3,588 of interest was due to various stockholders per the above notes. We are currently negotiating payment of those loans with the holders.

Our long-term notes payable were $1,841,699 as of September 30, 2011, which consisted of $1,100,000 that was loaned to us pursuant to the Note and Warrant Purchase Agreement (the “Financing Agreement”) with Socially Responsible Wealth Management Ltd. (“SRWM”) as described below, $57,260 in accrued interest due to SRWM and the balance of $500,000, which is owed to Cliff ZZ L.L.C. pursuant to the Purchase Option.

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

Other than those specified above, we had no other liabilities and no long term commitments or contingencies as of September 30, 2011.

During 2011 and 2012, we expect that the following will continue to impact our liquidity: (i) legal and accounting costs of being a public company; (ii) future payments to Cliff ZZ L.L.C. for the balance of the Purchase Option; (iii) expected expenses related to the development of the Golden Trend Property and the Tonopah Extensions Mine; and (iv) anticipated increases in overhead and the use of independent contractors for services to be provided to us. We will need to obtain funds to pay those expenses. Other than those items specified above, we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity.

As of September 30, 2011, we had cash of $23,401.  In the opinion of management, available funds and funds received to date from the Financing Agreement as discussed above will not satisfy our working capital requirements to operate at our current level of activity for the next twelve months.  We will need additional cash to continue and expand our operations, including the development of our properties. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors.

On October 27, 2011, we issued a promissory note in the amount of $40,000 to an investor to pay certain of our expenses.  The promissory note is due and payable on January 17, 2012 and bears annual interest of 12%.

In order to implement our business plan in the manner we envision, we need to raise additional capital in addition to the funds that we obtained pursuant to the Financing Agreement.  We have been, and intend to continue, working toward identifying and obtaining new sources of financing. We cannot guaranty that we will be able to raise additional funds. Moreover, in the event that we can raise additional funds, we cannot guaranty that additional funding will be available on favorable terms. If we are unable to obtain new sources of financing and raise additional capital, then we may be forced to curtail our operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  (Removed and Reserved).

Item 5.  Other Information.

None.

Item 6.  Exhibits.

31	Certification of Principal Executive and Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934
32	Certification of Principal Executive and Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.ins	Instant Document
101.sch	XBRL Taxonomy Schema Document
101.cal	XBRL Taxonomy Calculation Linkbase Document
101.def	XBRL Taxonomy Definition Linkbase Document
101.lab	XBRL Taxonomy Label Linkbase Document
101.pre	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Coyote Resources, Inc., a Nevada corporation

Date: November 8, 2011	By:	/s/ Earl Abbott
Earl Abbott President, Secretary and Treasurer (Principal Executive, Financial and Accounting Officer)