Form 10-K
period 2011-12-31
Coyote Resources, Inc.
filed 2012-04-16
CIK 1392121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011.

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

(775) 846-8398
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

Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes   ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes   ☒  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes      ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  As of June 30, 2011, approximately $31,502,000.

As of April 12, 2012, there were 46,502,120 shares of the issuer's $.001 par value common stock issued and outstanding.

Documents incorporated by reference. There are no annual reports to security holders, proxy information statements, or any prospectus filed pursuant to Rule 424 of the Securities Act of 1933 incorporated herein by reference.

TABLE OF CONTENTS

PART I

PART II
PART III
PART IV

Item 15.	Exhibits, Financial Statement Schedules	43

FORWARD-LOOKING STATEMENTS

This Annual Report of Coyote Resources, Inc. on Form 10-K contains forward-looking statements, particularly those identified with the words “anticipates,” “believes,” “expects,” “plans,” “intends,” “objectives,” and similar expressions. These statements reflect management's best judgment based on factors known at the time of such statements. The reader may find discussions containing such forward-looking statements in the material set forth under “Management's Discussion and Analysis and Plan of Operations,” generally, and specifically therein under the captions “Liquidity and Capital Resources” as well as elsewhere in this Annual Report on Form 10-K. Actual events or results may differ materially from those discussed herein. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements. The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

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

Our Business. We are an early stage mining company led by an experienced management and focused on exploration of mineral properties. Our business plan is to acquire mining properties for exploration and development with the intent to bring the projects to feasibility at which time we will either contract out the operations or joint venture the project to qualified interested parties.  Our main priority will be given to projects with near term cash flow potential, although consideration will be given to projects that may not be as advanced from a technical standpoint but demonstrate the potential for significant upside.

Our Properties.

Tonopah Extension Mine. The Tonopah Extension Mine is an exploration property located in south-central Nevada, midway between Reno and Las Vegas.  The Tonopah mining district is centered on the town of Tonopah in Nye and Esmeralda Counties near the intersection of two major highways, one north-south and the other east-west.  Our total land holdings comprise 958 acres of mineral rights and 368 acres of patented surface rights with additional holdings of 487 acres of patented surface rights for mining purposes within the Lambertucci Ranch holdings.

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

Business Strategy. Our strategy is to increase shareholder value through strategic acquisitions, exploration and development. We are currently focused on the development and exploitation of the Tonopah Extension Mine and the Golden Trend Property. We are also searching for possible joint-ventures that fit our strategic focus.

Competition.  In the United States, there are numerous mining and exploration companies, both big and small. All of these mining companies are seeking properties of merit and funds. We will have to compete against such companies to acquire the funds to develop our mineral claims. The availability of funds for exploration is sometimes limited, and we may find it difficult to compete with larger and more well-known companies for capital. Even though we have the right to the minerals on our claims, we cannot guaranty that we will be able to raise sufficient funds in the future to maintain our mineral claims in good standing. Therefore, if we do not have sufficient funds for exploration, our claims might lapse and be staked by other mining interests. We may be forced to seek a joint venture partner to assist in the exploration of our mineral claims. In this case, there is the possibility that we may not be able to pay our proportionate share of the exploration costs and may be diluted to an insignificant carried interest.

Even when a commercially viable ore body is discovered, we cannot guaranty that competition in refining the ore will not exist. Other companies may have long-term contracts with refining companies, thereby inhibiting our ability to process our ore and eventually market it. At this point in time, we do not have any contractual agreements to refine any potential ore we may discover on our mineral claims.

The exploration business is highly competitive and highly fragmented, dominated by both large and small mining companies. Success will largely depend on our ability to attract talent from the mining field and our ability to fund our operations. We cannot guaranty that our mineral expansion plans will be realized.

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

Employees. As of April 12, 2012, we have no significant employees other than our sole officer. We plan to outsource independent consultants on a consulting basis to conduct the work programs on our mineral properties in order to carry out our plan of operations.

Facilities. Our executive offices are located at 5490 Longley Lane, Reno, Nevada 89511, where we occupy approximately 150 square feet of office space. We lease our offices from Telesto Nevada, Inc. in exchange for $800 per month on a month to month basis. We believe that our current office space and facilities are sufficient to meet our present needs and do not anticipate the need to secure any additional space.

Internet Website. Our Internet website, which is located at www.coyoteresourcesinc.com, describes our properties, management, and information regarding our industry.

Legal Proceedings. There are no legal actions pending against us nor are any legal actions contemplated by us at this time.

Item 1A.   Risk Factors.

We have a limited operating history, and if we are not successful in growing our business, we may have to scale back or even cease our ongoing business operations.

Our company has a limited operating history and must be considered in the exploration stage. Our operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. We may be unable to generate revenues or operate on a profitable basis. We are in the exploration stage and potential investors should be aware of the difficulties normally encountered by enterprises in the exploration stage. If our business plan is not successful and we are not able to operate profitably, investors may lose some or all of their investment in our company.

We have no revenues to sustain our operations.

We are currently developing our business and have generated no revenues. We are not able to predict whether we will be able to develop and exploit the Tonopah Extension Mine and the Golden Trend Property and generate any revenues. If we are not able to complete the successful development of our properties, generate significant revenues and attain sustainable operations, then our business will fail.

We have a history of net losses which will continue and which may negatively impact our ability to achieve our business objectives.

For the period from inception (October 31, 2006) to December 31, 2011, we have a net loss of $2,277,838. We cannot guaranty that we will be able to generate any significant revenues or that our future operations will result in net income. We may not ever be able to operate profitability on a quarterly or annual basis in the future. Our failure to generate and increase our revenues will harm our business. If the amount of time it takes for us generate revenues is longer than we anticipate or our operating expenses exceed our expectations, our operating results will suffer and our business may fail.

Our auditors have expressed substantial doubt regarding our ability to continue operations as a “going concern.” Investors may lose all of their investment if we are unable to continue operations and generate revenues, or if we do not raise sufficient funds.

We will seek to raise additional funds to meet our working capital needs principally through the additional sales of our securities.  However, we cannot guaranty that we will be able to obtain sufficient additional funds, or that such funds, if available, will be obtainable on terms satisfactory to us.  If we do not raise sufficient funds, we may not be able to continue operations.  As a result, our auditors believe that substantial doubt exists about our ability to continue operations.

We need additional financing to execute our business plan.

We need substantial additional funds to effectuate our business plan and fund the development and exploitation of the Tonopah Extension Mine and the Golden Trend Property. We will seek additional funds through public or private equity or debt financing, joint ventures and/or from other sources. There are no assurances that funding will be available on favorable terms or at all. If additional funding is not obtained, we will need to reduce, defer or cancel programs, planned initiatives, or overhead expenditures to the extent necessary. The failure to fund our operating and capital requirements could have a material adverse effect on our business, financial condition and results of operations.

Additional capital may be costly or difficult to obtain.

Additional capital, whether through the offering of equity or debt securities, may not be available on reasonable terms or at all. If we are unable to obtain required additional capital, we may have to curtail our plans and, further, we may not be able to continue operating if we do not generate sufficient revenues from operations needed to stay in business. We may incur substantial costs in pursuing future capital financing, including investment banking fees, legal fees, accounting fees, securities law compliance fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we issue, such as convertible notes and warrants, which may adversely impact our financial condition.

There are numerous exploration and development risks associated with our industry.

The business of exploration for minerals and mining involves an extremely high degree of risk. Few properties that are explored are ultimately developed into producing mines. We cannot guaranty that our mineral exploration and development activities will result in the discovery, development, or production of a commercially viable ore body. The economics of developing gold and other mineral properties are affected by many factors, including capital and operating costs, variations of the grade of ore mined, fluctuating mineral markets, costs of processing equipment, and such other factors as government regulations, including regulations relating to royalties, allowable production, importing and exporting of minerals, and environmental protection. Substantial expenditures are required to establish reserves through drilling, to develop metallurgical processes to extract metal from ore, and to develop the mining and processing facilities and infrastructure at any site chosen for mining. We cannot guaranty that the funds required for exploration and development can be obtained. The marketability of any minerals acquired or discovered may be affected by numerous factors which are beyond our control and which cannot be accurately foreseen or predicted, such as market fluctuations, the global marketing conditions for precious and base metals, the proximity and capacity of milling facilities, mineral markets, and processing equipment, and such other factors as government regulations, including regulations relating to royalties, allowable production, importing and exporting minerals, and environmental protection.

Because of the speculative nature of exploration of natural resource properties, there is substantial risk that we will not find commercially viable gold ore deposits.

We cannot guaranty that any of the claims we explore or acquire will contain commercially exploitable reserves of gold minerals.  Exploration for natural resources is a speculative venture involving substantial risk.  Hazards such as unusual or unexpected geological formations and other conditions often result in unsuccessful exploration efforts.  Success in exploration is dependent upon a number of factors including, but not limited to, quality of management, quality and availability of geological expertise and availability of exploration capital.  Due to these and other factors, no assurance can be given that our exploration programs will result in the discovery of new mineral reserves or resources.

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

Competition in the gold mining industry is highly competitive and we cannot guaranty that we will be successful in acquiring leases.

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

We are substantially dependent upon the continued services of Dr. Earl Abbott.  We do not have any key person life insurance or disability insurance on him.  While Dr. Abbott expects to spend the majority of his time assisting us and our business, there can be no assurance that his services will remain available to us.  If Dr. Abbott’s services are not available to us, we will be materially harmed.  While Dr. Abbott is a significant stockholder and considers his investment of time and money of significant personal value, we cannot guaranty that he will remain with us.   Our success is also largely dependent on our ability to hire highly qualified personnel.  This is particularly true in the highly technical business such as mineral exploration.  These individuals are in high demand and we may not be able to retain the personnel we need.  In addition, we may not be able to afford the high salaries and fees demanded by qualified personnel, or may lose such employees after they are hired.  Failure to hire key personnel when needed, or on acceptable terms, to carry out our exploration and mining programs would harm our business.

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

We are a public reporting company in the U.S. and, accordingly, subject to the information and reporting requirements of the Securities Exchange Act of 1934, as amended, or Exchange Act, and other federal securities laws, and the compliance obligations of the Sarbanes-Oxley Act. The costs of preparing and filing annual and quarterly reports, proxy statements and other information with the Securities and Exchange Commission, or SEC, and furnishing audited reports to stockholders will cause our expenses to be higher than they would be if we remained a privately-held company.

If we fail to maintain the adequacy of our internal controls, our ability to provide accurate financial statements and comply with the requirements of the Sarbanes-Oxley Act could be impaired, which could cause our stock price to decrease substantially.

We have very limited personnel and resources to develop external reporting and compliance obligations that are required of a public company. If we are able to raise additional capital, we plan to obtain additional financial and accounting resources to support and enhance our ability to meet the requirements of being a public company. We will need to continue to improve our financial and managerial controls, reporting systems and procedures, and documentation thereof. If our financial and managerial controls, reporting systems, or procedures fail, we may not be able to provide accurate financial statements on a timely basis or comply with the Sarbanes-Oxley Act of 2002 as it applies to us. Any failure of our internal controls or our ability to provide accurate financial statements could cause the trading price of our common stock to decrease substantially.

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

Broker-dealer practices in connection with transactions in “penny stocks” are regulated by certain penny stock rules adopted by the SEC.  Penny stocks generally are equity securities with a price of less than $5.00 per share.  The penny stock rules require a broker-dealer, prior to a purchase or sale of a penny stock not otherwise exempt from the rules, to deliver to the customer a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market.  The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account.  In addition, the penny stock rules generally require that prior to a transaction in a penny stock the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.  These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules.

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

The sale of additional shares or other equity securities will result in additional dilution to our stockholders.

Our current cash is insufficient to meet our anticipated cash needs, and we require additional cash to fund our operations and any future developments. We may seek to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity securities will result in additional dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations. We cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all.

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

All necessary payments to retain our claims include payments to the owner pursuant to the Tonopah Agreement and payment of property taxes to the respective counties in Nevada. Pursuant to the Tonopah Agreement, we are responsible for making the following payments on the following dates to the owner:

Date	Payment Amount
September 15, 2012	$100,000.00
March 15, 2013	$100,000.00
September 15, 2013	$100,000.00
March 31, 2014	$150,000.00
March 31, 2014	$150,000.00
March 31, 2015	$200,000.00

We must also pay for property taxes on a quarterly basis to Nye County, Nevada and Esmeralda County, Nevada to retain our claims.  Previously, the annual tax bill for Tonopah Extension Mine was $421.28 to Nye County and $846.00 to Esmeralda County, Nevada.  We are not responsible for paying any other fees to retain our claims. As of the date of this report, we have made all required payments pursuant to the Tonopah Agreement

During the year ended December 31, 2011, we completed a drilling program on the Tonopah Extension property.  Historical mill tailing on the surface of the patented mineral rights were tested by hollow stem auger drilling of 165 holes at 100 foot spacing for a total of 940 feet.  A total of 467 samples were collected representing 711.1 feet of tailings. The samples were analyzed for silver and gold by cyanide extraction.  Metallurgical studies were performed to prepare an economic model for a proposed heap leach project. We are currently reviewing our findings from the drilling program and evaluating our options with respect to a proposed tailings project at the Tonopah Extension Mine.

All work on this property was personally conducted or supervised by our President, Dr. Earl Abbott, who is qualified to conduct the proposed exploration work. Dr. Abbott is a Certified Professional Geologist and Qualified Person by the American Institute of Professional Geologists.  Dr. Abbott is also a senior geologist with 40 years of experience in mineral exploration for large and small companies in the western United States, Alaska, Mexico, China, Africa, and Costa Rica

Golden Trend Property.  On August 12, 2010, we were assigned the rights to a Mining Lease for certain unpatented mining claims (the "Mining Lease") in Eureka County, Nevada.

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

In order to retain our rights to the claims in the Mining Lease, we need to make semi-annual payments of $15,000 to the lessor. We are also responsible for paying $15,000 in annual maintenance fees to the U.S. Department of the Interior, Bureau of Land Management. As of the date of this report, we have not incurred any significant costs on this property other than making all required payments pursuant to the Mining Lease.

The Golden Trend Property is without known reserves and is an exploration property. The Golden Trend Property is located on the southwestern flank of the Cortez Mountains, approximately 70 miles southwest of Elko, Nevada in the Buckhorn mining district.  A total of 111 contiguous, unpatented mining claims, located on land administered by the Bureau of Land Management comprise the property, totaling about 2230 acres.  The property is located about 6 miles south-southeast of the portal of Barrick’s Cortez Hills/Pediment mine complex, currently under construction.  It is along the Cortez Trend and lies astride the Cortez Fault.

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

As of December 31, 2011, a detailed exploration timetable and budget has been formulated for the Golden Trend Property, but is not yet complete as we need additional financing to conduct any exploration programs that we develop. We cannot guaranty that we will be able to raise additional capital to fund exploration of the Golden Trend Property.

Item 3. Legal Proceedings.

We are not currently a party to any legal proceedings.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information.  Our common stock is quoted on the OTC Bulletin Board and OTCQB under the symbol "COYR". Since our change of business and name, our shares have only experienced trading activity since October 2010. For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

	High ($)	Low ($)
Fiscal Year 2010
Fourth Quarter	$1.85	$0.80

Fiscal Year 2011
First Quarter	$2.44	$1.45
Second Quarter	$1.98	$0.95
Third Quarter	$1.10	$0.50
Fourth Quarter	$0.60	$0.05

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

Holders. The approximate number of stockholders of record at April 12, 2012 was 19. The number of stockholders of record does not include beneficial owners of our common stock, whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

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

Securities Authorized For Issuance Under Equity Compensation Plans. The table below includes the following information as of December 31, 2011 for our 2011 Stock Option Plan.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	0	0	5,000,000
Equity compensation plans not approved by security holders	0	0	0
Total	0	0	5,000,000

On March 17, 2011, our board of directors approved the Coyote Resources, Inc. 2011 Stock Option Plan (the “Plan”). The Plan permits flexibility in types of awards, and specific terms of awards, which will allow future awards to be based on then-current objectives for aligning compensation with increasing long-term shareholder value. Under the Plan, our board of directors can grant stock options, stock appreciation rights, restricted stock, stock units and performance units.

The Plan will terminate on March 17, 2021, unless all shares available for issuance have been issued, the Plan is earlier terminated by the board, of directors or the Plan is extended by an amendment approved by our shareholders. The aggregate number of shares of the common stock authorized for issuance as awards under the Plan is 5,000,000. The maximum aggregate number of shares of common stock subject to stock options, stock appreciation rights, restricted stock or stock unit awards which may be granted to any one participant in any one year under the Plan is 1,000,000.

The Plan was ratified by our shareholders on July 20, 2011 at our 2011 Annual Meeting of Stockholders. As of December 31, 2011, we have not granted any stock options, stock appreciation rights or any other awards pursuant to the Plan. A copy of the Plan is attached as Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on March 22, 2011.

Recent Sales of Unregistered Securities.  During the year ended December 31, 2011, we did not have any sales of unregistered securities, except for the following:

In August 2010, we entered into a Note and Warrant Purchase Agreement (the “Financing Agreement”) with Socially Responsible Wealth Management Ltd. (“SRWM”). Pursuant to the Financing Agreement, SRWM agreed to lend up to $2,000,000 to us in multiple installments in exchange for senior secured convertible promissory notes with a conversion price of $0.50 per share and five-year warrants to acquire shares of common stock at an exercise price of $0.75 per share in the amount of each installment.

On January 19, 2011, we borrowed an additional $100,000 from SRWM pursuant to the Financing Agreement. We issued a senior secured convertible promissory note to SRWM in the amount of $100,000. The note is due on August 13, 2013, or upon default, whichever is earlier, and bears interest at the annual rate of 10%. The note has an optional conversion feature by which SRWM can convert the principal and accrued interest into shares of our common stock at a conversion price of $0.50 per share. In connection with the note, SRWM also received warrants to purchase 100,000 shares of our common stock at a purchase price of $0.75 per share. The warrants expire five years from the date of the investment.

On March 17, 2011, we borrowed an additional $500,000 from SRWM pursuant to the Financing Agreement. We issued a senior secured convertible promissory note to SRWM in the amount of $500,000. The note has an optional conversion feature by which SRWM can convert the principal and accrued interest into shares of our common stock at a conversion price of $0.50 per share. The note is due on August 13, 2013, or upon default, whichever is earlier, and bears interest at the annual rate of 10%. In connection with the note, SRWM also received warrants to purchase 500,000 shares of our common stock at a purchase price of $0.75 per share. The warrants expire five years from the date of the investment.

On October 27, 2011 we issued a promissory note to an investor in exchange for $40,000. Per the terms of the note, the principal was due, together with interest at 12% per annum, on January 17, 2012. As of the date of this report, we have not paid the balance owed pursuant to the note, and the note is in default. We are currently in negotiations with the investor to extend the due date of the note.

The above referenced note and warrants were issued to SRWM in transactions that we believe satisfy the requirements of that exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, which exemption is specified by the provisions of Regulation S promulgated pursuant to that act by the SEC.

Use of Proceeds of Registered Securities. There were no sales of registered securities during the year ended December 31, 2011.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Critical Accounting Policy and Estimates. Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011.

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the year ended December 31, 2011.

For the year ended December 31, 2011, as compared to the year ended December 31, 2010.

Results of Operations

Revenues. We had no revenues for the years ended December 31, 2011 and 2010.

Operating Expenses. For the year ended December 31, 2011, our total operating expenses were $937,734, as compared to total operating expenses of $286,440 for the year ended December 31, 2010. For the year ended December 31, 2011, our total operating expenses consisted of exploration costs of $431,585, legal and professional fees of $234,442, which is attributed to the increased legal expenses and accounting expenses related to being a public company, officer compensation of $148,000, and general and administrative expenses of $123,707.  By comparison, for the year ended December 31, 2010, our total operating expenses consisted of legal and professional fees of $176,730, officer compensation of $42,500, and general and administrative fees of $67,210.  We expect that we will continue to incur significant exploration costs  related to our mineral properties and legal and accounting expenses related to being a public company.

Net Loss.  For the year ended December 31, 2011, our net loss was $1,640,580, as compared to the year ended December 31, 2010, in which our net loss was $463,666.  We expect to continue to incur net losses for the foreseeable future.

Liquidity and Capital Resources. We had cash of $10,559, property and equipment of $333, net of $2,723 of accumulated depreciation, and unproven mineral properties of $1,194,910 as of December 31, 2011, making our total assets $1,205,802.

Our unproven mineral properties of $1,194,910, as of December 31, 2011, consist of our rights to the Tonopah Extension Mine and the Golden Trend Property in Nevada.

Our current liabilities were $273,464 as of December 31, 2011, which was represented by accounts payable and accrued expenses of $16,464, current portion of notes payable of $200,000, and loans from stockholders of $57,000. Long-term notes payable as of December 31, 2011 were $1,869,726.

As of December 31, 2011, our long term notes payable of $1,869,726 consists of (i) convertible note payables totaling $1,100,000 of principal and $119,726 of interest pursuant to the Financing Agreement we entered into with SRWM in August 2010, (ii) $650,000 which is owed to Cliff ZZ L.L.C. pursuant to the Mining Lease and Option to Purchase Agreement between us and Cliff ZZ L.L.C. (the “Tonopah Agreement”).

Pursuant to the Financing Agreement, SRWM agreed to lend up to $2,000,000 to us in multiple installments in exchange for senior secured convertible promissory notes with a conversion price of $0.50 per share and five-year warrants to acquire shares of common stock at an exercise price of $0.75 per share in the amount of each installment. The First Installment of $500,000 was delivered on August 12, 2010, and we issued 500,000 warrants to the investor in connection with the First Installment.  Included in the First Installment was the repayment of the April 22, 2010 note payable of $200,000 that was due to SRWM.  This note is due, together with interest at the rate of 10% per annum on August 13, 2013.

On January 19, 2011, we borrowed an additional $100,000 from SRWM pursuant to the Financing Agreement.  We issued a senior secured convertible promissory note to SRWM in the amount of $100,000.  The note is due on August 13, 2013, or upon default, whichever is earlier, and bears interest at the annual rate of 10%. The note has an optional conversion feature by which SRWM can convert the principal and accrued interest into shares of our common stock at a conversion price of $0.50 per share.  In connection with the note, SRWM also received warrants to purchase 100,000 shares of our common stock at a purchase price of $0.75 per share.  The warrants expire five years from the date of the investment.

On March 17, 2011, we borrowed an additional $500,000 from SRWM pursuant to the Financing Agreement.  We issued a senior secured convertible promissory note to SRWM in the amount of $500,000.  The note is due on August 13, 2013, or upon default, whichever is earlier, and bears interest at the annual rate of 10%.  The note has an optional conversion feature by which SRWM can convert the principal and accrued interest into shares of our common stock at a conversion price of $0.50 per share.  In connection with the note, SRWM also received warrants to purchase 100,000 shares of our common stock at a purchase price of $0.75 per share.  The warrants expire five years from the date of the investment.

As of December 31, 2011, we owed $1,100,000 of principal and $119,726 of interest pursuant to the Financing Agreement.

In connection with the assignment of the rights to the Tonopah Agreement, we assumed the balance of the purchase option of $990,000.  We made three required payments in the aggregate amount of $140,000 to Cliff ZZ L.L.C. during the year ended December 31, 2011.  The balance of the purchase option was $850,000 at December 31, 2011.  Our required minimum payments vary per year with final payment due on March 15, 2015.

On October 27, 2011, we issued a promissory note to a shareholder in exchange for $40,000.  Per the terms of the note, the principal was due, together with interest at 12% per annum, on January 17, 2012. As of the date of this report, we have not paid the balance owed pursuant to the note, and the note is in default.  We are currently in negotiations with the investor to extend the due date of the note.

We had no other liabilities and no other long term commitments or contingencies as of December 31, 2011.

As of December 31, 2011, we had cash and cash equivalents of $10,559.  In the opinion of management, available funds will not satisfy our working capital requirements to operate for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors.

Over the last six months we have been funding our operations through loans from a stockholder which we have used for working capital purposes.

On February 7, 2012, we issued a promissory note to the same shareholder in exchange for $20,000. Per the terms of the note, the principal was due, together with interest at 12% per annum, on May 7, 2012.

On March 6, 2012, we issued a promissory note to the same shareholder in exchange for $50,000. Per the terms of the note, the principal is due, together with interest at 12% per annum, on June 6, 2012.

On March 30, 2012, we issued a promissory note to the same shareholder in exchange for $25,000. Per the terms of the note, the principal is due, together with interest at 12% per annum, on June 6, 2012.

During 2012, we expect that the following will continue to impact our liquidity: (i) legal and accounting costs of being a public company; (ii) future payments to Cliff ZZ L.L.C. for the balance of the purchase option for the Tonopah Agreement and lease payments on the Golden Trend Property; (iii) expected expenses related to the development of the Golden Trend Property and the Tonopah Extensions Mine; (iv) anticipated increases in overhead and the use of independent contractors for services to be provided to us; and (v) expected payments to notes payable to the investor. We will need to obtain funds to pay those expenses. Other than those items specified above, we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity.

In order to implement our business plan in the manner we envision, we need to raise additional capital.  We cannot guaranty that we will be able to raise additional funds. Moreover, in the event that we can raise additional funds, we cannot guaranty that additional funding will be available on favorable terms.

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

Item 8. Financial Statements and Supplementary Data.

The financial statements required by Item 8 are presented in the following order:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Coyote Resources, Inc.

We have audited the accompanying balance sheets of Coyote Resources, Inc. (an exploration stage company) as of December 31, 2011 and 2010, and the related statements of operations, changes in stockholder’s equity (deficit) and cash flows for the years then ended and for the period from inception (October 31, 2006) through December 31, 2011.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Coyote Resources, Inc. (an exploration stage company) as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended and for the period from inception (October 31, 2006) through December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

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

Q Accountancy Corporation

Irvine, California
April 13, 2012

COYOTE RESOURCES, INC.
(An Exploration Stage Company)
BALANCE SHEETS

ASSETS

	December 31, 2011	December 31, 2010
Current assets
Cash	$10,559	$415,423
Total current assets	10,559	415,423

Property and equipment, net of $2,723 and $2,112 accumulated depreciation, respectively	333	944

Unproven mineral properties	1,194,910	1,194,910

Total assets	$1,205,802	$1,611,277

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued expenses	$16,464	$24,033
Notes payable, current	200,000	100,000
Loans from stockholders	57,000	17,000

Total current liabilities	273,464	141,033

Notes payable, long-term (including accrued interest)	1,869,726	1,369,452

Stockholders’ equity (deficit)
Preferred stock, $.001 par value; 30,000,000 shares authorized, -0- shares issued and outstanding	-	-
Common stock, $.001 par value; 300,000,000 shares authorized, 46,502,120 shares issued and outstanding	1,267	1,267
Additional paid-in capital	1,339,183	736,783
Accumulated deficit	(233,532)	(233,532)
Deficit accumulated during the exploration stage	(2,044,306)	(403,726)

Total stockholders’ equity (deficit)	(937,388)	100,792

Total liabilities and stockholders’ equity (deficit)	$1,205,802	$1,611,277

COYOTE RESOURCES, INC.
 (An Exploration Stage Company)
STATEMENTS OF OPERATIONS

	For the Year ended December 31, 2011	For the Year ended December 31, 2010	For the Period from Inception (October 31, 2006) through December 31, 2011
Revenues	$-	$-	$-

Operating expenses
Exploration costs	431,585	-	431,585
Legal and professional	234,442	176,730	411,172
Officer compensation	148,000	42,500	190,500
General and administrative	123,707	67,210	190,917

Total operating expenses	937,734	286,440	1,224,174

Loss from continuing operations	(937,734)	(286,440)	(1,224,174)

Other income (expense)
Forgiveness of accounts and note payable	-	75,781	75,781
Interest income	-	1,885	1,885
Fair value of warrants	-	(172,500)	(172,500)
Amortization of debt discount	(600,000)	-	(600,000)
Interest expense	(102,846)	(22,452)	(125,298)
Total other income (expense)	(702,846)	(117,286)	(820,132)

Loss before discontinued operations and income taxes	(1,640,580)	(403,726)	(2,044,306)

Loss on discontinued operations	-	(59,940)	(233,532)

Loss before income taxes	(1,640,580)	(463,666)	(2,277,838)

Provision for income taxes	-	-	-

Net loss	$(1,640,580)	$(463,666)	$(2,277,838)

Net loss per common share – basic and diluted	$(0.04)	$(0.00)

Weighted average of common shares – basic and diluted	46,502,120	184,728,895

COYOTE RESOURCES, INC.
(An Exploration Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM INCEPTION (OCTOBER 31, 2006)
THROUGH DECEMBER 31, 2011

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

* - Retroactively restated for 60:1 forward split

COYOTE RESOURCES, INC.
(An Exploration Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM INCEPTION (OCTOBER 31, 2006)
THROUGH DECEMBER 31, 2011

	Common Stock *		Additional		Deficit Accumulated During	Total Stockholders'
	Number of Shares	Amount	Paid-In Capital	Accumulated Deficit	Exploration Stage	Equity (Deficit)
Additional paid-in capital in exchange for facilities provided by related party	-	-	2,400	-	-	2,400

Net loss	-	-	-	(45,207)	-	(45,207)

Balance, December 31, 2009	270,930,000	270,930	(207,780)	(173,592)	-	(110,442)

Additional paid-in capital in exchange for facilities provided by related party	-	-	2,400	-	-	2,400

Fair value of warrants	-	-	172,500	-	-	172,500

Shares cancelled into treasury and retired	(224,927,880)	(224,928)	224,928	-	-	-

Shares issued for cash	500,000	500	499,500	-	-	500,000

Net loss	-	-	-	(59,940)	(403,726)	(463,666)

Balance, December 31, 2010	46,502,120	1,267	736,783	(233,532)	(403,726)	100,792

Additional paid-in capital in exchange for facilities provided by related party	-	-	2,400	-	-	2,400

Amortization of debt discount	-	-	600,000	-	-	600,000

Net loss	-	-	-	-	(1,640,580)	(1,640,580)

Balance, December 31, 2011	46,502,120	$1,267	$1,339,183	$(233,532)	$(2,044,306)	$(937,388)

* - Retroactively restated for 60:1 forward split

COYOTE RESOURCES, INC.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS

	For the Year ended December 31, 2011	For the Year ended December 31, 2010	For the Period from Inception (October 31, 2006) through December 31, 2011
Cash flows from operating activities
Net loss	$(1,640,580)	$(463,666)	$(2,277,838)
Adjustments to reconcile net loss to net cash used in operating activities
Additional paid-in capital in exchange for facilities provided by related party	2,400	2,400	12,400
Depreciation	611	612	2,723
Forgiveness of accounts and note payable	-	(75,781)	(75,781)
Amortization of debt discount	600,000	-	600,000
Fair value of warrants	-	172,500	172,500
Changes in operating assets and liabilities
(Increase) in prepaid expenses	-	-	-
Increase in accounts payable and accrued expenses	92,705	41,321	211,971

Net cash used in operating activities	(944,864)	(322,614)	(1,354,025)

Cash flows from investing activities
Purchase of property and equipment	-	-	(3,056)
Purchase of unproven mineral properties	-	(244,910)	(244,910)

Net cash used by investing activities	-	(244,910)	(247,966)

Cash flows from financing activities
Payments on notes payable	(100,000)	(18,000)	(100,000)
Proceeds from issuance of notes payable	640,000	500,000	1,140,000
Proceeds from issuance of loans	-	500,000	17,000
Proceeds from issuance of common stock	-	-	555,550

Net cash provided by financing activities	540,000	982,000	1,612,550

Net increase (decrease) in cash	(404,864)	414,476	10,559

Cash, beginning of period	415,423	947	-

Cash, end of period	$10,559	$415,423	$10,559

Supplemental disclosure of cash flow information
Income taxes paid	$-	$-	$-

Interest paid	$-	$7,016	$7,016

Non-cash transaction for unproven mineral properties and assignment of note payable	$-	$950,000	$950,000

COYOTE RESOURCES, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011

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
DECEMBER 31, 2011

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

Title to mineral properties involves certain inherent risks due to the difficulties of determining the validity of certain claims as well as the potential for problems arising from the frequently ambiguous conveyance history characteristics of many mineral properties. To the best of its knowledge the Company believes all of its unproved mineral interests are in good standing and that it has title to all of these mineral interests.  The Company classifies its mineral rights as tangible assets and accordingly acquisition costs are capitalized as mineral property costs.

Long Lived Assets

Long-lived assets are to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the Company is to estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the undiscounted expected future cash flows is less than the carrying amount of the asset, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of the assets.

The factors considered by management in performing this assessment include current operating results, trends, and prospects, as well as the effects of obsolescence, demand, competition, and other economic factors.  For the years ended December 31, 2011 and 2010, the Company has not incurred an impairment loss on its long-lived assets.

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
DECEMBER 31, 2011

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

As of December 31, 2011, the Company had $1,100,000 of secured convertible debt that could be converted into 2,200,000 shares of the Company’s common stock.  As of December 31, 2011, the Company also had 1,600,000 outstanding warrants to purchase 1,600,000 shares of the Company’s common stock.

Recent Accounting Pronouncements

There were various accounting updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's financial position, results of operations or cash flows.

2.            GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred a net loss of ($2,277,838) from inception (October 31, 2006) through December 31, 2011. The Company is subject to those risks associated with exploration stage companies.  The Company has sustained losses since inception and additional debt and equity financing will be required by the Company to fund its development activities and to support operations.  However, there is no assurance that the Company will be able to obtain additional financing.  Furthermore, the Company's existence is dependent upon management's ability to develop profitable operations. These factors, among others, raise substantial doubt that the Company will be able to continue as a going concern.

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
DECEMBER 31, 2011

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

On August 12, 2010, the Company was assigned the rights a Mining Lease and Option to Purchase Agreement for certain patented mineral claims in Esmeralda and Nye Counties of Nevada.  This lease is for five (5) years with the option to purchase for a total of $1,000,000 to be paid over a period of 5 years, beginning with a $10,000.00 initial payment made by KMR on June 30, 2010.  A 4% net smelter royalty is reserved.  The Company has made three (3) required minimum payments in the aggregate of $140,000 through December 31, 2011, as discussed in Note 6.

4.            COMPENSATED ABSENCES

The Company currently does not have any employees other than its officer and founder.  The majority of development costs and services have been provided to the Company by the founders and outside, third-party vendors.  As such, there is no accrual for wages or compensated absences as of December 31, 2011.

5.           NOTES PAYABLE

Note Payable

On August 12, 2010, in connection with the assignment of the rights a Mining Lease and Option to Purchase Agreement for certain patented mineral claims in Esmeralda and Nye Counties of Nevada, the Company assumed the balance of the purchase option of $990,000.  The Company has made three (3) required payments in the aggregate amount of $140,000 for the year ended December 31, 2011.  The balance of the purchase option was $850,000 at December 31, 2011. The aggregate maturities of the note is as follows:

Year ending December 31	Amount
2012	$200,000
2013	200,000
2014	250,000
2015	200,000
850,000
Less: current portion	(200,000)
Long Term	$650,000

COYOTE RESOURCES, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011
5.   NOTES PAYABLE (Continued)

Convertible Notes Payable

On August 13, 2010, the Company entered into a Note and Warrant Purchase Agreement with one investor pursuant to which the investor agreed to lend up to Two Million Dollars ($2,000,000) to the Company in multiple installments in exchange for a senior secured convertible promissory note (“Note”) with a conversion price of $0.50 per share and five-year warrants to acquire shares of common stock at an exercise price of $0.75 per share (the “Warrants”) in the amount of each installment. The first installment of Five Hundred Thousand Dollars ($500,000) (“First Installment”) was delivered on the Closing Date and the Company issued 500,000 Warrants to the investor in connection with the First Installment.  Included in the First Installment was the repayment of the April 22, 2010 $200,000 note payable.  As of December 31, 2011, the Company owed $1,100,000 of principal and $119,726 of interest under this Note and Warrant Purchase Agreement.  The fair value of the 500,000 warrants issued was estimated at $172,500 using the Black-Scholes option pricing model.  The principal amount of the note is due, together with interest at 10% per annum, on August 13, 2013.

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

Pursuant to ASC 470-20 Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, the Company determined that a beneficial conversion feature is present for the convertible notes issued during the year ended December 31, 2011 using the intrinsic value in the convertible notes adjusted for amounts allocated to the warrant valuation. The intrinsic value of the convertible notes amounted to $2,090,000 based on the fair market value of common stock on the respective dates of issuance.

Since the combined value of the warrants ($157,739) plus the intrinsic value of the convertible notes ($2,090,000) exceeds the fair value of the proceeds received from the issuance of the debt ($600,000), the Company is limited to the amount of the proceeds when recording the beneficial conversion feature as debt discount. Using a pro rata contribution, the Company allocated the proceeds first to the warrant valuation in the amount of approximately $42,100 and the remainder to the beneficial conversion feature in the amount of $557,900. The Company immediately amortized the debt discount of $600,000 for the year ended December 31, 2011 since the debt was convertible upon issuance.

The assumptions used in the Black-Scholes option pricing model for the Warrants were as follows:

Risk-free interest rate	0.25% to 0.41%
Expected volatility of common stock	100.0%
Dividend yield	0.00%
Expected life of warrants and conversion feature	5 years

COYOTE RESOURCES, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011

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

On October 27, 2011, the Company issued a promissory note to a stockholder in exchange for $40,000. Per the terms of the note, the principal was due, together with interest at 12% per annum, on January 17, 2012 and the Company is currently negotiating an extension with the stockholder as discussed in Note 12.

As of December 31, 2011, $57,000 of principal and $4,886 of interest was due to various stockholders per the above notes.

7.            WARRANTS

Warrant Activity

A summary of warrant activity for the year ended December 31, 2011 is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term
Outstanding December 31, 2010	1,000,000	$0.63	2.7 years
Issued	600,000	$0.75	4.6 years
Exercised	-	-
Outstanding December 31, 2011	1,600,000	$0.71	3.6 years
Exercisable, December 31, 2011	1,600,000	$0.71	3.6 years

COYOTE RESOURCES, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011

7.   WARRANTS (Continued)

Shares Reserved for Future Issuance

The Company has reserved shares for future issuance upon conversion of convertible notes payable and warrants as follows:

Conversion of notes payable	2,200,000
Warrants	1,600,000
Reserved shares at December 31, 2011	3,800,000

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
DECEMBER 31, 2011

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

As of December 31, 2011, the Company had federal net operating loss carryforwards of approximately ($2,240,000), which can be used to offset future federal income tax.  The federal and state net operating loss carryforwards expire at various dates through 2030.  Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured.

A summary of the Company’s deferred tax assets as of December 31, 2011 are as follows:

	2011

Federal net operating loss (@ 34%)		$762,000
Less: valuation allowance		(762,000)

Net deferred tax asset	$	---

The valuation allowance increased $604,000 during the year ended December 31, 2011.

10.         RELATED PARTY TRANSACTIONS

From the Company’s inception (October 31, 2006) through December 31, 2011, the Company utilized office space of an officer and stockholder at no charge.  The Company treated the usage of the office space as additional paid-in capital and charged the estimated fair value rent of $200 per month to operations.  For the years ended December 31, 2011 and 2010, the Company recorded rent expense of $2,400 and $2,400, respectively.

COYOTE RESOURCES, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011

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

12.         SUBSEQUENT EVENTS
On January 17, 2012, a promissory note that we issued to a shareholder on October 27, 2011 became due.  Per the terms of the note, the principal of $40,000 was due, together with interest at 12% per annum.  As of the date of this report, we have not paid the balance owed pursuant to the note, and the note is in default.  We are currently in negotiations with the stockholder to extend the due date of the note.

On February 7, 2012, the Company issued a promissory note to a shareholder in exchange for $20,000.  Per the terms of the note, the principal is due, together with interest at 12% per annum, on May 7, 2012.

On March 6, 2012, the Company issued a promissory note to a shareholder in exchange for $50,000.  Per the terms of the note, the principal is due, together with interest at 12% per annum, on June 6, 2012.

On March 30, 2012, the Company issued a promissory note to a shareholder in exchange for $25,000.  Per the terms of the note, the principal is due, together with interest at 12% per annum, on June 6, 2012.

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

We maintain controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosures. Based upon their evaluation of those controls and procedures performed as of the end of the period covered by this report, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective due to our over reliance on consultants in our accounting and financial statement closing processes.

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

Our Chief Executive Officer and our Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of December 31, 2011.   In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework.

Based on our assessment, our Chief Executive Officer and our Chief Financial Officer believes that, as of December 31, 2011, our internal control over financial reporting is not effective based on those criteria, due to the following:

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

Changes in Internal Control over Financial Reporting

There were no significant changes in our internal control over financial reporting during the fourth quarter of the year ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors. Each of our officers is elected by the board of directors for a term of one year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office. Our director and principal executive officer are specified on the following table:

Name	Age	Position
Earl Abbott	69	President, Secretary, Treasurer, Director

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

Corporate Governance

Committees. Our board of directors does not currently have a compensation committee or nominating and corporate governance committee because, due to the board of director’s composition and our relatively limited operations, the board of directors believes it is able to effectively manage the issues normally considered by such committees. Our board of directors may undertake a review of the need for these committees in the future.

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

Audit Committee and Financial Expert. Presently, the board of directors acts as the audit committee. The board of directors does not have an audit committee financial expert. The board of directors has not yet recruited an audit committee financial expert to join the board of directors because we have only recently commenced a significant level of financial operations.

Code of Ethics. We do not currently have a Code of Ethics that applies to all employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We plan to adopt a Code of Ethics.

Director Independence. Our sole director is not deemed independent. Our sole director also holds positions as officers.

Item 11. Executive Compensation.

Summary Compensation Table.  The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our principal executive officer and our other executive officers during the years ending December 31, 2011 and 2010.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year Ended	Salary $	Bonus $	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation $	Nonqualified Deferred Compensation Earnings $	All Other Compensation $	Total $
Earl Abbott President, Secretary, Treasurer, Director	2011	148,000	None	None	None	None	None	None	148,000
	2010	None	None	None	None	None	None	42,500	42,500
Brittany Prager, Former President, Former Secretary (1)	2010	None	None	None	None	None	None	None	None
Gary Prager Former Chief Financial Officer, Former Treasurer (2)	2010	None	None	None	None	None	None	None	None
(1) On August 12, 2010, Brittany Prager resigned her positions as our President and Secretary.
(2) On August 12, 2010, Gary Prager resigned his positions as our Chief Financial Officer and Treasurer.

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

Outstanding Equity Awards at Fiscal Year-end. As of the year ended December 31, 2011, the following named executive officer had the following unexercised options, stock that has not vested, and equity incentive plan awards:

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

Director Compensation. Our directors received the following compensation for their service as directors during the fiscal year ended December 31, 2011:

Name	Fees Earned or Paid in Cash	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation $	Non-Qualified Deferred Compensation Earnings $	All Other Compensation $	Total $
Earl Abbott	0	0	0	0	0	0	0
Brittany Prager (1)	0	0	0	0	0	24,000 (3)	24,000 (3)
David Beling (2)	0	0	0	0	0	13,750 (4)	13,750 (4)
(1) On March 9, 2012, Brittany Prager resigned from her position as a director.
(2) On March 17, 2011, David Beling was appointed to serve as a director.  On September 8, 2011, Mr. Beling resigned from his position as a director.
(3) Compensation for services rendered by Brittany Prager to the Company and reimbursement of expenses but not for services as a director.
(4) Compensation for services rendered by David Beling to the Company and reimbursement of expenses but not for services as a director.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the shares of common stock beneficially owned or deemed to be beneficially owned as of April 12, 2012 by (i) each person whom we know beneficially owns more than 5% of our common stock, (ii) each of our directors, (iii) our officers, and (iv) all of our directors and executive officers as a group.

Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the beneficial owners named in the table below have sole voting and investment power with respect to all shares of our common stock that they beneficially own, subject to applicable community property laws.

In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of April 12, 2012.  We did not deem those shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

Title of Class	Name of Beneficial Owner and Address	Amount and Nature of Beneficial Ownership	Percent of Class (1)
Common Stock	Dr. Earl Abbott 5490 Longley Lane Reno, Nevada 89511	5,000,040 Shares President, Secretary, Treasurer and a Director	10.75%
Common Stock	John Anderson 3253 West 24th Avenue Vancouver, B.C. V6L 1R8	5,000,040 Shares Beneficial Owner	10.75%
Common Stock	Landsdowne Row Limited (2) Level 8, 29-33 Shortland Street Auckland, New Zealand	5,000,040 Shares Beneficial Owner	10.75%
Common Stock	All Executive Officers and Directors as a Group (1 person)	5,000,040 Shares	10.75%

(1) (2)
Percentage of beneficial ownership of our common stock is based on 46,502,120 shares of common stock outstanding as of April 12, 2012.
Lachlan Williams has sole investment and voting control over the securities held by Landsdowne Row Limited.

Changes in Control.  Our management is not aware of any arrangements which may result in “changes in control” as that term is defined by the provisions of Item 403(c) of Regulation S-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships.

SRWM is considered a “promoter” as defined in Rule 405 of Regulation C.  The control person of SRWM is Don Scholar.

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

In August 2010, we entered into the Financing Agreement with SRWM pursuant to which SRWM agreed to lend up to $2,000,000 to us in multiple installments in exchange for senior secured convertible promissory notes with a conversion price of $0.50 per share and five-year warrants to acquire shares of common stock at an exercise price of $0.75 per share in the amount of each installment. The First Installment was delivered on August 12, 2010, and we issued 500,000 warrants to the investor in connection with the First Installment.  Included in the First Installment was the repayment of the April 22, 2010 note payable of $200,000 that was due to SRWM.

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

On March 17, 2011, we borrowed an additional $500,000 from SRWM pursuant to the Financing Agreement.  We issued a senior secured convertible promissory note to SRWM in the amount of $500,000.  The note is due on August 13, 2013, or upon default, whichever is earlier, and bears interest at the annual rate of 10%.  In connection with the note, SRWM also received warrants to purchase 500,000 shares of our common stock at a purchase price of $0.75 per share.  The warrants expire five years from the date of the investment.

As of December 31, 2011, we owed $1,100,000 of principal and $119,726 of interest pursuant to the Financing Agreement.

On October 27, 2011, we issued a promissory note to a shareholder in exchange for $40,000.  Per the terms of the note, the principal was due, together with interest at 12% per annum, on January 17, 2012. As of the date of this report, we have not paid the balance owed pursuant to the note, and the note is in default. We are currently in negotiations with the shareholder to extend the due date of the note.

On February 7, 2012, we issued a promissory note to the same shareholder in exchange for $20,000.  Per the terms of the note, the principal was due, together with interest at 12% per annum, on May 7, 2012.

On March 6, 2012, we issued a promissory note to the same shareholder in exchange for $50,000.  Per the terms of the note, the principal is due, together with interest at 12% per annum, on June 6, 2012.

On March 30, 2012, we issued a promissory note to the same shareholder in exchange for $25,000.  Per the terms of the note, the principal is due, together with interest at 12% per annum, on June 6, 2012.

Office Space.  Our executive offices are located at 5490 Longley Lane, Reno, Nevada 89511, where we occupy approximately 150 square feet of office. We lease our offices from Telesto Nevada Inc. in exchange for $800 per month on a month to month basis.

From our inception (October 31, 2006) through December 31, 2011, we utilized office space of an officer and stockholder at no charge.  Our financial statements reflect, as occupancy costs, the fair market value of that space, which is approximately $200 per month.  For the years ended December 31, 2011 and 2010, we recorded rent expense of $2,400 and $2,400, respectively.

Item 14. Principal Accounting Fees and Services.

Audit Fees. The aggregate fees billed in the fiscal year ended December 31, 2011 and 2010, respectively, for professional services rendered by the principal accountant for the audit of our annual financial statements and quarterly review of the financial statements included in our Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for that fiscal year was $47,500 and $11,950.

Audit-Related Fees. For the fiscal year ended December 31, 2011 and 2010, respectively, we were billed a total of $3,000 and $2,750 by a separate accountant for consulting services in preparation for the annual audit and quarterly reviews of the financial statements.

Tax Fees. For the fiscal year ended December 31, 2011 and 2010, respectively, our accountants rendered services for tax compliance, tax advice, and tax planning work for which we paid $625 and $625 respectively.

All Other Fees. None.

Pre-Approval Policies and Procedures. Prior to engaging our accountants to perform a particular service, our board of directors obtains an estimate for the service to be performed. All of the services described above were approved by the board of directors in accordance with its procedures.

Item 15. Exhibits, Financial Statement Schedules.

(a)	Financial Statements.

Included in Item 8

(b)	Exhibits required by Item 601.

3.1	Articles of Incorporation, incorporated by reference to Exhibit 3.1 of BLS’ Registration Statement on Form SB-2 filed on March 8, 2007
3.2	Bylaws of the Company, incorporated by reference to Exhibit 3.2 of BLS’ Registration Statement on Form SB-2 filed on March 8, 2007
3.3	Articles of Merger by and among BLS Media, Inc. and Coyote Resources, Inc., incorporated by reference to Exhibit 3.3 of our Current Report on Form 8-K filed on August 18, 2010.
3.4	Certificate of Change, incorporated by reference to Exhibit 3.4 of our Current Report on Form 8-K filed on September 3, 2010.
3.5	Amended and Restated Articles of Incorporation filed with the Nevada Secretary of State, incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on July 25, 2011.
4.1	Form of Registration Rights Agreement, incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed on August 18, 2010.
10.1
Debt Repayment Agreement, by and among BLS Media, Inc. and KMR Resources Inc., dated August 12, 2010, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on August 18, 2010.

10.2	Mining Lease by and among KMR Resources, Inc. and Rubicon Resources Inc., incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on August 18, 2010.
10.3
Mining Lease and Option to Purchase Agreement, by and among KMR Resources, Inc. and CLIFF ZZ L.L.C., incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed on August 18, 2010.

10.4
Agreement and Plan of Merger, by and among BLS Media, Inc. and Coyote Resources, Inc. dated August 12, 2010, incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K filed on August 18, 2010.

10.5	Form of Note and Warrant Purchase Agreement, incorporated by reference to Exhibit 10.5 of our Current Report on Form 8-K filed on August 18, 2010.
10.6	Form of Senior Secured Convertible Promissory Note, incorporated by reference to Exhibit 10.6 of our Current Report on Form 8-K filed on August 18, 2010.
10.7	Form of Warrant Agreement, incorporated by reference to Exhibit 10.7 of our Current Report on Form 8-K filed on August 18, 2010.
10.8	Form of Security Agreement, incorporated by reference to Exhibit 10.8 of our Current Report on Form 8-K filed on August 18, 2010.
10.9
Stock Cancellation and Debt Forgiveness Agreement, by and among the Company and Gary Prager and Brittany Prager, dated as of August 13, 2010, incorporated by reference to Exhibit 10.9 of our Current Report on Form 8-K filed on August 18, 2010.

10.10	Rental Agreement, by and among the Company and Telesto Nevada Inc., incorporated by reference to Exhibit 10.10 of our Amendment No. 2 to Current Report on Form 8-K/A filed on October 12, 2010.
10.11	Form of Subscription Agreement, incorporated by reference to Exhibit 10.1 of our Form 8-K filed on November 10, 2010.
10.12	Form of Warrant Agreement, incorporated by reference to Exhibit 10.2 of our Form 8-K filed on November 10, 2010.
10.13
Stock Purchase Agreement, by and among Brittany Prager and Earl Abbott, dated as of August 12, 2010, incorporated by reference to Exhibit 10.11 of our Amendment No. 3 to Current Report on Form 8-K/A filed on December 3, 2010.

10.14
Stock Purchase Agreement, by and among Brittany Prager and John Anderson, dated as of August 12, 2010, incorporated by reference to Exhibit 10.12 of our Amendment No. 3 to Current Report on Form 8-K/A filed on December 3, 2010.

10.15
Stock Purchase Agreement, by and among Brittany Prager and Landsdowne Row Limited, dated as of August 12, 2010, incorporated by reference to Exhibit 10.13 of our Amendment No. 3 to Current Report on Form 8-K/A filed on December 3, 2010.

10.16	Employment Agreement between Earl Abbott and Coyote, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed February 18, 2011.
10.17	Form of Senior Secured Convertible Promissory Note, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on March 22, 2011.
10.18	Form of Warrants, incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on March 22, 2011.
10.19	2011 Stock Option Plan, incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed on March 22, 2011.
10.20	Form of Promissory Note, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on March 12, 2012.
17.1	Resignation of Brittany Prager as a Director, incorporated by reference to Exhibit 17.1 of our Current Report on Form 8-K filed on March 22, 2011.
31 *	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities
32 *	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Coyote Resources, Inc.

April 13, 2012	By:	/s/ Earl Abbott
Earl Abbott
President, Secretary, Treasurer and a Director
(Principal Executive, Financial and Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Earl Abbott	April 13, 2012
Earl Abbott
Its:	President, Secretary, Treasurer and a Director
(Principal Executive, Financial and Accounting Officer)