Form 10-Q
period 2012-03-31
Coyote Resources, Inc.
filed 2012-05-21
CIK 1392121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the quarterly period ended March 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the transition period from ____to____

  Commission File Number: 000-52512

Coyote Resources, Inc.
(Exact name of registrant as specified in its charter)

Nevada	20-5874196
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of May 18, 2012, there were 46,502,120 shares of the issuer's $.001 par value common stock issued and outstanding.

PART II

OTHER INFORMATION

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.
COYOTE RESOURCES, INC.
(An Exploration Stage Company)
BALANCE SHEETS

ASSETS

	March 31, 2012 (UNAUDITED)	December 31, 2011
Current assets
Cash	$29,475	$10,559
Total current assets	29,475	10,559

Property and equipment, net of $2,858 and $2,723 accumulated depreciation, respectively	198	333

Unproven mineral properties	1,194,910	1,194,910

Total assets	$1,224,583	$1,205,802

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued expenses	$55,931	$16,464
Notes payable, current	150,000	200,000
Loans from stockholders	152,000	57,000

Total current liabilities	357,931	273,464

Notes payable, long-term (including accrued interest)	1,897,452	1,869,726

Stockholders’ equity (deficit)
Preferred stock, $.001 par value; 30,000,000 shares authorized, -0- shares issued and outstanding	-	-
Common stock, $.001 par value; 300,000,000 shares authorized, 46,502,120 shares issued and outstanding	1,267	1,267
Additional paid-in capital	1,339,783	1,339,183
Accumulated deficit	(233,532)	(233,532)
Deficit accumulated during the exploration stage	(2,138,318)	(2,044,306)

Total stockholders’ equity (deficit)	(1,030,800)	(937,388)

Total liabilities and stockholders’ equity (deficit)	$1,224,583	$1,205,802

COYOTE RESOURCES, INC.
 (An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months ended March 31, 2012	For the Three Months ended March 31, 2011	For the Period from Inception (October 31, 2006) through March 31, 2012
Revenues	$-	$-	$-

Operating expenses
Exploration costs	-	157,286	431,585
Legal and professional	47,529	98,666	458,701
Officer compensation	-	105,500	190,500
General and administrative	16,154	9,963	207,071

Total operating expenses	63,683	371,415	1,287,857

Loss from continuing operations	(63,683)	(371,415)	(1,287,857)

Other income (expense)
Forgiveness of accounts and note payable	-	-	75,781
Interest income	-	-	1,885
Fair value of warrants	-	-	(172,500)
Amortization of debt discount	-	(600,000)	(600,000)
Interest expense	(30,329)	(16,913)	(155,627)
Total other income (expense)	(30,329)	(616,913)	(850,461)

Loss before discontinued operations and income taxes	(94,012)	(988,328)	(2,138.318)

Loss on discontinued operations	-	-	(233,532)

Loss before income taxes	(94,012)	(988,328)	(2,371,850)

Provision for income taxes	-	-	-

Net loss	$(94,012)	$(988,328)	$(2,371,850)

Net loss per common share – basic and diluted	$(0.01)	$(0.02)

Weighted average of common shares – basic and diluted	46,502,120	46,502,120

COYOTE RESOURCES, INC.
(An Exploration Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM INCEPTION (OCTOBER 31, 2006)
THROUGH MARCH 31, 2012

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
THROUGH MARCH 31, 2012

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

* - Retroactively restated for 60:1 forward split

COYOTE RESOURCES, INC.
(An Exploration Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM INCEPTION (OCTOBER 31, 2006)
THROUGH MARCH 31, 2012
(UNAUDITED)

	Common Stock *		Additional		Deficit Accumulated During	Total Stockholders'
	Number of Shares	Amount	Paid-In Capital	Accumulated Deficit	Exploration Stage	Equity (Deficit)
Additional paid-in capital in exchange for facilities provided by related party	-	-	600	-	-	600

Net loss	-	-	-	-	(94,012)	(94,012)

Balance, March 31, 2012 (unaudited)	46,502,120	$1,267	$1,339,783	$(233,532)	$(2,138,318)	$(1,030,800)

* - Retroactively restated for 60:1 forward split

COYOTE RESOURCES, INC.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months ended March 31, 2012	For the Three Months ended March 31, 2011	For the Period from Inception (October 31, 2006) through March 31, 2012
Cash flows from operating activities
Net loss	$(94,012)	$(988,328)	(2,371,850)
Adjustments to reconcile net loss to net cash used in operating activities
Additional paid-in capital in exchange for facilities provided by related party	600	600	13,000
Depreciation	135	153	2,858
Forgiveness of accounts and note payable	-	-	(75,781)
Amortization of debt discount	-	600,000	600,000
Fair value of warrants	-	-	172,500
Changes in operating assets and liabilities
(Increase) in prepaid expenses	-	-	-
Increase in accounts payable and accrued interest	67,193	29,405	279,164

Net cash used in operating activities	(26,084)	(358,170)	(1,380,109)

Cash flows from investing activities
Purchase of property and equipment	-	-	(3,056)
Purchase of unproven mineral properties	-	-	(244,910)

Net cash used by investing activities	-	-	(247,966)

Cash flows from financing activities
Payments on notes payable	(50,000)	(50,000)	(150,000)
Proceeds from issuance of notes payable	95,000	600,000	1,235,000
Proceeds from issuance of loans	-	-	17,000
Proceeds from issuance of common stock	-	-	555,550

Net cash provided by financing activities	45,000	550,000	1,657,550

Net increase (decrease) in cash	18,916	191,830	29,475

Cash, beginning of period	10,559	415,425	-

Cash, end of period	$29,475	$607,253	$29,475

Supplemental disclosure of cash flow information
Income taxes paid	$-	$-	$-

Interest paid	$-	$-	$7,016

Non-cash transaction for unproven mineral properties and assignment of note payable	$-	$-	$950,000

COYOTE RESOURCES, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2012
(UNAUDITED)

1.   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Coyote Resources, Inc. (“the Company”) is currently an exploration stage company engaged in the exploration and development of mineral properties.  The Company was incorporated under the laws of the State of Nevada on October 31, 2006.  Since inception, the Company has produced minimal revenues and will continue to report as an Exploration stage company until significant revenues are produced.

On August 12, 2010, the Company entered into a Debt Repayment Agreement with KMR Resources, Inc. (“KMR”), pursuant to which the Company acquired all of KMR’s rights to the Tonopah Extension Mine and the Golden Trend Property (“Asset Acquisition”). As a result of the Asset Acquisition, the Company changed management, entered the mining business, and ceased all activity in its former business. The current business is comprised solely of the assets acquired from KMR.  By virtue of that acquisition, the Company’s principal activity is the exploration and development of mineral properties which may include gold, silver, platinum, copper, zinc, and other mineral elements or compounds.

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
MARCH 31, 2012
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

The factors considered by management in performing this assessment include current operating results, trends, and prospects, as well as the effects of obsolescence, demand, competition, and other economic factors.  For the three months ended March 31, 2012, the Company has not incurred an impairment loss on its long-lived assets.

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
MARCH 31, 2012
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

As of March 31, 2012, the Company had $1,100,000 of secured convertible debt that could be converted into 2,200,000 shares of the Company’s common stock.  As of March 31, 2012, the Company also had 1,600,000 outstanding warrants to purchase 1,600,000 shares of the Company’s common stock.

Recent Accounting Pronouncements

There were various accounting updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's financial position, results of operations or cash flows.

2.            GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred a net loss of ($2,371,850) from inception (October 31, 2006) through March 31, 2012. The Company is subject to those risks associated with exploration stage companies.  The Company has sustained losses since inception and additional debt and equity financing will be required by the Company to fund its development activities and to support operations.  However, there is no assurance that the Company will be able to obtain additional financing.  Furthermore, the Company's existence is dependent upon management's ability to develop profitable operations. These factors, among others, raise substantial doubt that the Company will be able to continue as a going concern.

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
MARCH 31, 2012
(UNAUDITED)

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

On August 12, 2010, the Company was assigned the rights a Mining Lease and Option to Purchase Agreement for certain patented mineral claims in Esmeralda and Nye Counties of Nevada.  This lease is for five (5) years with the option to purchase for a total of $1,000,000 to be paid over a period of 5 years, beginning with a $10,000.00 initial payment made by KMR on June 30, 2010.  A 4% net smelter royalty is reserved.  The Company has made four (4) required minimum payments in the aggregate of $190,000 through March 31, 2012, as discussed in Note 5.

4.            COMPENSATED ABSENCES

The Company currently does not have any employees other than its officer and founder.  The majority of development costs and services have been provided to the Company by the founders and outside, third-party vendors.  As such, there is no accrual for wages or compensated absences as of March 31, 2012.

COYOTE RESOURCES, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2012
(UNAUDITED)
5.           NOTES PAYABLE

Note Payable

On August 12, 2010, in connection with the assignment of the rights a Mining Lease and Option to Purchase Agreement for certain patented mineral claims in Esmeralda and Nye Counties of Nevada, the Company assumed the balance of the purchase option of $990,000.  The Company has made four (4) required payments in the aggregate amount of $190,000 as of March 31, 2012.  The balance of the purchase option was $800,000 at March 31, 2012. The aggregate maturities of the note is as follows:

Period ending March 31	Amount
2012	$150,000
2013	200,000
2014	250,000
2015	200,000
800,000
Less: current portion	(150,000)
Long Term	$650,000

Convertible Notes Payable

On August 13, 2010, the Company entered into a Note and Warrant Purchase Agreement with one investor pursuant to which the investor agreed to lend up to Two Million Dollars ($2,000,000) to the Company in multiple installments in exchange for a senior secured convertible promissory note (“Note”) with a conversion price of $0.50 per share and five-year warrants to acquire shares of common stock at an exercise price of $0.75 per share (the “Warrants”) in the amount of each installment. The first installment of Five Hundred Thousand Dollars ($500,000) (“First Installment”) was delivered on the Closing Date and the Company issued 500,000 Warrants to the investor in connection with the First Installment.  Included in the First Installment was the repayment of the April 22, 2010 $200,000 note payable.  As of March 31, 2012, the Company owed $1,100,000 of principal and $147,452 of interest under this Note and Warrant Purchase Agreement.  The fair value of the 500,000 warrants issued was estimated at $172,500 using the Black-Scholes option pricing model.  The principal amount of the note is due, together with interest at 10% per annum, on August 13, 2013.

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
MARCH 31, 2012
(UNAUDITED)

5.           NOTES PAYABLE (Continued)

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

COYOTE RESOURCES, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2012
(UNAUDITED)

6.            LOANS FROM STOCKHOLDERS (Continued)

On February 7, 2012, the Company issued a promissory note to a stockholder in exchange for $20,000. Per the terms of the note, the principal was due, together with interest at 12% per annum, on May 7, 2012 and the Company is currently negotiating an extension with the stockholder as discussed in Note 12.

On March 6, 2012, the Company issued a promissory note to a stockholder in exchange for $50,000. Per the terms of the note, the principal is due, together with interest at 12% per annum, on June 6, 2012.

On March 30, 2012, the Company issued a promissory note to a stockholder in exchange for $25,000. Per the terms of the note, the principal is due, together with interest at 12% per annum, on June 6, 2012.

As of March 31, 2012, $152,000 of principal and $7,489 of interest was due to various stockholders per the above notes.

7.            WARRANTS

Warrant Activity

A summary of warrant activity for the three months ended March 31, 2012 is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term
Outstanding December 31, 2011	1,600,000	$0.71	3.6 years
Issued	-	-
Exercised	-	-
Outstanding March 31, 2012	1,600,000	$0.71	3.3 years
Exercisable, March 31, 2012	1,600,000	$0.71	3.3 years

Shares Reserved for Future Issuance

The Company has reserved shares for future issuance upon conversion of convertible notes payable and warrants as follows:

Conversion of notes payable	2,200,000
Warrants	1,600,000
Reserved shares at March 31, 2012	3,800,000

COYOTE RESOURCES, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2012
(UNAUDITED)

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

As of December 31, 2011, the Company had federal net operating loss carryforwards of approximately ($2,330,000), which can be used to offset future federal income tax.  The federal and state net operating loss carryforwards expire at various dates through 2030.  Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured.

COYOTE RESOURCES, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2012
(UNAUDITED)

9.           PROVISION FOR INCOME TAXES (Continued)

A summary of the Company’s deferred tax assets as of March 31, 2012 are as follows:

	2012

Federal net operating loss (@ 34%)		$790,000
Less: valuation allowance		(790,000)

Net deferred tax asset	$	---

The valuation allowance increased $28,000 during the three months ended March 31, 2012.

10.         RELATED PARTY TRANSACTIONS

From the Company’s inception (October 31, 2006) through March 31, 2012, the Company utilized office space of an officer and stockholder at no charge.  The Company treated the usage of the office space as additional paid-in capital and charged the estimated fair value rent of $200 per month to operations.  For the three months ended March 31, 2012 and 2011, the Company recorded rent expense of $600 and $600, respectively.

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

On May 7, 2012, a promissory note that we issued to a shareholder on February 7, 2012 became due.  Per the terms of the note, the principal of $20,000 was due, together with interest at 12% per annum.  As of the date of this report, we have not paid the balance owed and the note is in default.  We are currently in negotiations with the stockholders to extend the due date of the note.

On May 18, 2012, the Company borrowed $30,000 from an investor and issued a promissory note to the investor in the amount of $30,000.  The note is due on August 18, 2012 and bears interest at the annual rate of 12%.

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

Critical Accounting Policy and Estimates. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. In addition, these accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in this Quarterly Report on Form 10-Q for the period ended March 31, 2012.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements for the period ended March 31, 2012, together with notes thereto, which are included in this report.

For the three months ended March 31, 2012, as compared to the three months ended March 31, 2011.

Results of Operations.

Revenues. We had no revenues for the three months ended March 31, 2012 and March 31, 2011.

Operating Expenses. For the three months ended March 31, 2012, our total operating expenses were $63,683, as compared to total operating expenses of $371,415 for the three months ended March 31, 2011.  For the three months ended March 31, 2012, our total operating expenses consisted of legal and professional fees of $47,529 and general and administrative expenses of $16,154. In comparison, for the three months ended March 31, 2011, our total operating expenses consisted of exploration costs of $157,286, legal and professional fees of $98,666, officer compensation of $105,500, and general and administrative fees of $9,963.  The significant decrease in total operating expenses from 2011 to 2012 is primarily due to the fact that we incurred significantly less exploration costs and officer compensation during the three months ended March 31, 2012. We expect that we will not incur any significant exploration costs until we are able to raise additional capital. We also expect that we will continue to incur significant legal and accounting expenses related to being a public company.

Other Expense. For the three months ended March 31, 2012, our other expense consisted of interest expense in the amount of $30,329.  In comparison, for the three months ended March 31, 2011, our other expense consisted of interest expense of $16,913 and amortization of debt discount of $600,000, which resulted in total other expense of $616,913 related to our issuance of convertible notes payable during the prior year.

Net Loss.  For the three months ended March 31, 2012, our net loss was $94,012, as compared to the three months ended March 31, 2011, in which our net loss was $988,328.  We expect to continue to incur net losses for the foreseeable future.

Liquidity and Capital Resources.  As of March 31, 2012, we had cash of $29,475, property and equipment of $198, net of $2,858 accumulated depreciation, and unproven mineral properties of $1,194,910 as of March 31, 2012, making our total assets $1,224,583.

Our unproven mineral properties of $1,194,910 as of March 31, 2012 consist of our rights to the Tonopah Extension Mine and the Golden Trend Property in Nevada.

Our total current liabilities were $357,931 as of March 31, 2012, which was represented by accounts payable and accrued expenses of $55,931, current portion of notes payable of $150,000, and loans from stockholders of $152,000.  Long-term notes payable as of March 31, 2012 were $1,897,452.

As of March 31, 2012, our long term notes payable of $1,897,452 consists of (i) convertible note payables totaling $1,100,000 of principal and $147,452 of accrued interest pursuant to a Note and Warrant Purchase Agreement (the “Financing Agreement”) we entered into with Socially Responsible Wealth Management Ltd. (“SRWM”) in August 2010 and (ii) $650,000 which is owed to Cliff ZZ L.L.C. pursuant to the Mining Lease and Option to Purchase Agreement between us and Cliff ZZ L.L.C. (the “Tonopah Agreement”).

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

As of March 31, 2012, we owed $1,100,000 of principal and $147,452 of interest pursuant to the Financing Agreement.

In connection with the assignment of the rights to the Tonopah Agreement, we assumed the balance of the purchase option of $990,000.  We have made four required payments in the aggregate amount of $190,000 to Cliff ZZ L.L.C.  The balance of the purchase option was $800,000 at March 31, 2012.  Our required minimum payments vary per year with final payment due on March 15, 2015.

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

We had no other liabilities and no other long term commitments or contingencies as of March 31, 2012.

As of March 31, 2012, we had cash of $29,475.  In the opinion of management, available funds will not satisfy our working capital requirements to operate for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

The information set forth below is included herewith for the purpose of providing the disclosures required under “Item 2.03 - Creation of a Direct Financial Obligation” of Form 8-K.

On May 18, 2012, we borrowed $30,000 from an investor and issued a promissory note to the investor in the amount of $30,000 (“Note”).  The Note is due on August 18, 2012, or upon default, whichever is earlier, and bears interest at the annual rate of 12%.

The Note was issued in a transaction which we believe satisfies the requirements of that exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, which exemption is specified by the provisions of Regulation S promulgated pursuant to that act by the Securities and Exchange Commission.

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

Coyote Resources, Inc., a Nevada corporation

Date: May 21, 2012	By:	/s/ Earl Abbott
Earl Abbott President, Secretary and Treasurer (Principal Executive, Financial and Accounting Officer)