Form 10-Q
period 2012-06-30
Coyote Resources, Inc.
filed 2012-08-14
CIK 1392121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the quarterly period ended June 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the transition period from ____to____

  Commission File Number: 000-52512

Coyote Resources, Inc.
(Exact name of registrant as specified in its charter)

Nevada	20-5874196
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1671 SW 105 Lane, Davie, FL 33324
(Address of principal executive offices) (Zip Code)

(786) 423-1811
(Registrant’s Telephone Number, including area code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes    ☒ No

As of August 14, 2012, there were 46,502,120 shares of the issuer's $.001 par value common stock issued and outstanding.

PART II

OTHER INFORMATION

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.
COYOTE RESOURCES, INC.
(An Exploration Stage Company)
BALANCE SHEETS

ASSETS

	June 30, 2012 (UNAUDITED)	December 31, 2011
Current assets
Cash	$5,263	$10,559
Total current assets	5,263	10,559

Property and equipment, net of $2,906 and $2,723 accumulated depreciation, respectively	150	333

Unproven mineral properties	1,194,910	1,194,910

Total assets	$1,200,323	$1,205,802

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued expenses	$127,826	$16,464
Notes payable, current	200,000	200,000
Loans from stockholders	182,000	57,000

Total current liabilities	509,826	273,464

Notes payable, long-term (including accrued interest)	1,873,397	1,869,726

Stockholders’ equity (deficit)
Preferred stock, $.001 par value; 30,000,000 shares authorized, -0- shares issued and outstanding	-	-
Common stock, $.001 par value; 300,000,000 shares authorized, 46,502,120 shares issued and outstanding	1,267	1,267
Additional paid-in capital	1,340,183	1,339,183
Accumulated deficit	(233,532)	(233,532)
Deficit accumulated during the exploration stage	(2,290,818)	(2,044,306)

Total stockholders’ equity (deficit)	(1,182,900)	(937,388)

Total liabilities and stockholders’ equity (deficit)	$1,200,323	$1,205,802

COYOTE RESOURCES, INC.
 (An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months ended June 30, 2012	For the Three Months ended June 30, 2011	For the Six Months ended June 30, 2012	For the Six Months ended June 30, 2011	For the Period from Inception (October 31, 2006) through June 30, 2012
Revenues	$-	$-	$-	$-	$-

Operating expenses
Exploration costs	7,974	137,962	8,096	295,248	439,560
Legal and professional	79,877	62,832	127,406	161,498	538,578
Officer compensation	10,000	25,500	10,000	131,000	200,500
General and administrative	23,997	57,728	40,030	67,691	231,068

Total operating expenses	121,848	284,022	185,532	655,437	1,409,706

Loss from continuing operations	(121,848)	(284,022)	(185,532)	(655,437)	(1,409,706)

Other income (expense)
Forgiveness of accounts and note payable	-	-			75,781
Interest income	-	-			1,885
Fair value of warrants	-	-			(172,500)
Amortization of debt discount	-	-		(600,000)	(600,000)
Interest expense	(30,651)	(28,151)	(60,980)	(45,064)	(186,278)
Total other income (expense)	(30,651)	(28,151)	(60,980)	(645,064)	(881,112)

Loss before discontinued operations and income taxes	(152,499)	(312,173)	(246,512)	(1,300,501)	(2,290,817)

Loss on discontinued operations	-	-	-	-	(233,532)

Loss before income taxes	(152,499)	(312,173)	(246,512)	(1,300,501)	(2,524,350)

Provision for income taxes	-	-	-	-	-

Net loss	$(152,499)	$(312,173)	$(246,512)	$(1,300,501)	$(2,524,350)

Net loss per common share – basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.03)

Weighted average of common shares – basic and diluted	46,502,120	46,502,120	46,502,120	46,502,120

COYOTE RESOURCES, INC.
(An Exploration Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM INCEPTION (OCTOBER 31, 2006)
THROUGH JUNE 30, 2012
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
THROUGH JUNE 30, 2012
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

* - Retroactively restated for 60:1 forward split

COYOTE RESOURCES, INC.
(An Exploration Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM INCEPTION (OCTOBER 31, 2006)
THROUGH JUNE 30, 2012
 (UNAUDITED)

	Common Stock *		Additional		Deficit Accumulated During	Total Stockholders'
	Number of Shares	Amount	Paid-In Capital	Accumulated Deficit	Exploration Stage	Equity (Deficit)
Additional paid-in capital in exchange for facilities provided by related party	-	-	1,000	-	-	1,000

Net loss	-	-	-	-	(246,512)	(246,512)

Balance June 30, 2012 (unaudited)	46,502,120	$1,267	$1,340,183	$(233,532)	$(2,290,818)	$(1,182,900)

* - Retroactively restated for 60:1 forward split

COYOTE RESOURCES, INC.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months ended June 30, 2012	For the Six Months ended June 30, 2011	For the Period from Inception (October 31, 2006) through June 30, 2012
Cash flows from operating activities
Net loss	$(246,512)	$(1,300,501)	(2,524,350)
Adjustments to reconcile net loss to net cash used in operating activities
Additional paid-in capital in exchange for facilities provided by related party	1,000	1,200	13,400
Depreciation	183	305	2,906
Forgiveness of accounts and note payable	-	-	(75,781)
Amortization of debt discount	-	600,000	600,000
Fair value of warrants	-	-	172,500
Changes in operating assets and liabilities
(Increase) in prepaid expenses	-	-	-
Increase in accounts payable and accrued interest	165,033	45,749	377,004

Net cash used in operating activities	(80,296)	(653,247)	(1,434,321)

Cash flows from investing activities
Purchase of property and equipment	-	-	(3,056)
Purchase of unproven mineral properties	-	-	(204,910)

Net cash used by investing activities	-	-	(207,966)

Cash flows from financing activities
Payments on notes payable	(50,000)	(50,000)	(190,000)
Proceeds from issuance of notes payable	125,000	600,000	1,265,000
Proceeds from issuance of loans	-	-	17,000
Proceeds from issuance of common stock	-	-	555,550

Net cash provided by financing activities	75,000	550,000	1,647,550

Net increase (decrease) in cash	(5,296)	(103,247)	5,263

Cash, beginning of period	10,559	415,423	-

Cash, end of period	$5,263	$312,176	$5,263

Supplemental disclosure of cash flow information
Income taxes paid	$-	$-	$-

Interest paid	$-	$-	$7,016

Non-cash transaction for unproven mineral properties and assignment of note payable	$-	$-	$950,000

COYOTE RESOURCES, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2012
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
JUNE 30, 2012
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

The factors considered by management in performing this assessment include current operating results, trends, and prospects, as well as the effects of obsolescence, demand, competition, and other economic factors.  For the six months ended June 30, 2012, the Company has not incurred an impairment loss on its long-lived assets.

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
JUNE 30, 2012
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

As of June 30, 2012, the Company had $1,100,000 of secured convertible debt that could be converted into 2,200,000 shares of the Company’s common stock.  As of June 30, 2012, the Company also had 1,600,000 outstanding warrants to purchase 1,600,000 shares of the Company’s common stock.

Recent Accounting Pronouncements

There were various accounting updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's financial position, results of operations or cash flows.

2.            GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred a net loss of $2,524,350 from inception (October 31, 2006) through June 30, 2012. The Company is subject to those risks associated with exploration stage companies.  The Company has sustained losses since inception and additional debt and equity financing will be required by the Company to fund its development activities and to support operations.  However, there is no assurance that the Company will be able to obtain additional financing.  Furthermore, the Company's existence is dependent upon management's ability to develop profitable operations. These factors, among others, raise substantial doubt that the Company will be able to continue as a going concern.

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
JUNE 30, 2012
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

On August 12, 2010, the Company was assigned the rights a Mining Lease and Option to Purchase Agreement for certain patented mineral claims in Esmeralda and Nye Counties of Nevada.  This lease is for five (5) years with the option to purchase for a total of $1,000,000 to be paid over a period of 5 years, beginning with a $10,000.00 initial payment made by KMR on June 30, 2010.  A 4% net smelter royalty is reserved.  The Company has made four (4) required minimum payments in the aggregate of $190,000 through June 30, 2012, as discussed in Note 5.

4.            COMPENSATED ABSENCES

The Company currently does not have any employees other than its two officers.  The majority of development costs and services have been provided to the Company by the founders and outside, third-party vendors.  As such, there is no accrual for wages or compensated absences as of June 30, 2012.

COYOTE RESOURCES, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2012
(UNAUDITED)
5.           NOTES PAYABLE

Note Payable

On August 12, 2010, in connection with the assignment of the rights a Mining Lease and Option to Purchase Agreement for certain patented mineral claims in Esmeralda and Nye Counties of Nevada, the Company assumed the balance of the purchase option of $990,000.  The Company has made four (4) required payments in the aggregate amount of $190,000 as of June 30, 2012.  The balance of the purchase option was $800,000 at June 30, 2012. The aggregate maturities of the notes are as follows:

Period ending June 30	Amount
2012	$100,000
2013	200,000
2014	300,000
2015	200,000
800,000
Less: current portion	(200,000)
Long Term	$600,000

Convertible Notes Payable

On August 13, 2010, the Company entered into a Note and Warrant Purchase Agreement with one investor pursuant to which the investor agreed to lend up to Two Million Dollars ($2,000,000) to the Company in multiple installments in exchange for a senior secured convertible promissory note (“Note”) with a conversion price of $0.50 per share and five-year warrants to acquire shares of common stock at an exercise price of $0.75 per share (the “Warrants”) in the amount of each installment. The first installment of Five Hundred Thousand Dollars ($500,000) (“First Installment”) was delivered on the Closing Date and the Company issued 500,000 Warrants to the investor in connection with the First Installment.  Included in the First Installment was the repayment of the April 22, 2010 $200,000 note payable.  As of June 30, 2012, the Company owed $1,100,000 of principal and $173,397 of interest under this Note and Warrant Purchase Agreement.  The fair value of the 500,000 warrants issued was estimated at $172,500 using the Black-Scholes option pricing model.  The principal amount of the note is due, together with interest at 10% per annum, on August 13, 2013.

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
JUNE 30, 2012
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

6.            LOANS FROM STOCKHOLDERS

The Company has various demand notes with a stockholder in the aggregate amount of $17,000 that each accrue interest at 10% per annum.  The proceeds of these notes were used for working capital purposes.

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

On March 6, 2012, the Company issued a promissory note to a stockholder in exchange for $50,000. Per the terms of the note, the principal was due, together with interest at 12% per annum, on June 6, 2012.

On March 30, 2012, the Company issued a promissory note to a stockholder in exchange for $25,000. Per the terms of the note, the principal was due, together with interest at 12% per annum, on June 6, 2012.

COYOTE RESOURCES, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2012
(UNAUDITED)

6.            LOANS FROM STOCKHOLDERS (Continued)

On May 7, 2012, a promissory note that we issued to a shareholder on February 7, 2012 became due.  Per the terms of the note, the principal of $20,000 was due, together with interest at 12% per annum.  As of the date of this report, we have not paid the balance owed and the note is in default.  We are currently in negotiations with the stockholders to extend the due date of the note.

On May 18, 2012, the Company issued a promissory note to a stockholder in exchange for $30,000. Per the terms of the note, the principal is due, together with interest at 12% per annum, on August 18, 2012.

On June 6, 2012, promissory notes that we issued to a shareholder on March 6, 2012 and March 30, 2012 became due.  Per the terms of the notes, the principal totaling $75,000 was due, together with interest at 12% per annum.  As of the date of this report, we have not paid the balance owed and the note is in default.  We are currently in negotiations with the stockholders to extend the due date of the note.

As of June 30, 2012, $182,000 of principal and $12,195 of interest was due to various stockholders per the above notes.

7.            WARRANTS

Warrant Activity

A summary of warrant activity for the six months ended June 30, 2012 is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term
Outstanding December 31, 2011	1,600,000	$0.71	3.6 years
Issued	-	-
Exercised	-	-
Outstanding June 30, 2012	1,600,000	$0.71	3.1 years
Exercisable, June 30, 2012	1,600,000	$0.71	3.1 years

Shares Reserved for Future Issuance

The Company has reserved shares for future issuance upon conversion of convertible notes payable and warrants as follows:

Conversion of notes payable	2,200,000
Warrants	1,600,000
Reserved shares at June 30, 2012	3,800,000

COYOTE RESOURCES, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2012
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

As of June 30, 2011, the Company had federal net operating loss carry-forwards of approximately $2,524,000, which can be used to offset future federal income tax.  The federal and state net operating loss carry-forwards expire at various dates through 2030.  Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured.

COYOTE RESOURCES, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2012
(UNAUDITED)

9.           PROVISION FOR INCOME TAXES (Continued)

A summary of the Company’s deferred tax assets as of June 30, 2012 are as follows:

	2012

Federal net operating loss (@ 34%)		$858,000
Less: valuation allowance		(858,000)

Net deferred tax asset	$	---

The valuation allowance increased $96,000 during the six months ended June 30, 2012.

10.         RELATED PARTY TRANSACTIONS

From the Company’s inception (October 31, 2006) through May 31, 2012, the Company utilized office space of an officer and stockholder at no charge.  The Company treated the usage of the office space as additional paid-in capital and charged the estimated fair value rent of $200 per month to operations.  For the six months ended June 30, 2012 and 2011, the Company recorded rent expense of $1,000 and $1,200, respectively.

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

12.         SUBSEQUENT EVENTS

On July 6, 2012 and August 2, 2012, the Company borrowed $16,710 and $70,000, respectively, from an investor and issued a promissory note in the amount of $86,710 to the investor for the loans on August 2, 2012. The note is due on November 2, 2012 and bears interest at the annual rate of 12%.

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

Critical Accounting Policy and Estimates. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. In addition, these accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in this Quarterly Report on Form 10-Q for the period ended June 30, 2012.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements for the period ended June 30, 2012, together with notes thereto, which are included in this report.

For the three months ended June 30, 2012, as compared to the three months ended June 30, 2011.

Results of Operations.

Revenues. We had no revenues for the three months ended June 30, 2012 and June 30, 2011.

Operating Expenses. For the three months ended June 30, 2012, our total operating expenses were $121,848, as compared to total operating expenses of $284,022 for the three months ended June 30, 2011.  For the three months ended June 30, 2012, our total operating expenses consisted of exploration costs of $7,974, legal and professional fees of $79,877, officer compensation of $10,000 and general and administrative expenses of $23,997. In comparison, for the three months ended June 30, 2011, our total operating expenses consisted of exploration costs of $137,962, legal and professional fees of $62,832, officer compensation of $25,500, and general and administrative fees of $57,728.  The significant decrease in total operating expenses from 2011 to 2012 is primarily due to the fact that we incurred significantly less exploration costs and officer compensation during the three months ended June 30, 2012. We expect that we will not incur any significant exploration costs until we are able to raise additional capital. We also expect that we will continue to incur significant legal and accounting expenses related to being a public company.

Other Expense. For the three months ended June 30, 2012, our other expense consisted of interest expense in the amount of $30,651.  In comparison, for the three months ended June 30, 2011, our other expense consisted of interest expense of $28,151.

Net Loss.  For the three months ended June 30, 2012, our net loss was $152,499, as compared to the three months ended June 30, 2011, in which our net loss was $312,173.  We expect to continue to incur net losses for the foreseeable future.

For the six months ended June 30, 2012, as compared to the six months ended June 30, 2011.

Results of Operations.

Revenues. We had no revenues for the six months ended June 30, 2012 and June 30, 2011.

Operating Expenses. For the six months ended June 30, 2012, our total operating expenses were $185,532, as compared to total operating expenses of $655,437 for the six months ended June 30, 2011.  For the six months ended June 30, 2012, our total operating expenses consisted of exploration costs of $8,096, legal and professional fees of $127,406, officer compensation of $10,000, and general and administrative expenses of $40,030. In comparison, for the six months ended June 30, 2011, our total operating expenses consisted of exploration costs of $295,248, legal and professional fees of $161,498, officer compensation of $131,000, and general and administrative fees of $67,691.  The significant decrease in total operating expenses from 2011 to 2012 is primarily due to the fact that we incurred significantly less exploration costs and officer compensation during the six months ended June 30, 2012. We expect that we will not incur any significant exploration costs until we are able to raise additional capital. We also expect that we will continue to incur significant legal and accounting expenses related to being a public company.

Other Expense. For the six months ended June 30, 2012, our other expense consisted of interest expense in the amount of $60,980.  In comparison, for the six months ended June 30, 2011, our other expense consisted of interest expense of $45,064 and amortization of debt discount of $600,000, which resulted in total other expense of $645,064 related to our issuance of convertible notes payable during the prior year.

Net Loss.  For the six months ended June 30, 2012, our net loss was $246,512, as compared to the six months ended June 30, 2011, in which our net loss was $1,300,501.  We expect to continue to incur net losses for the foreseeable future.

Liquidity and Capital Resources.  As of June 30, 2012, we had cash of $5,263, property and equipment of $150, net of $2,906 accumulated depreciation, and unproven mineral properties of $1,194,910 as of June 30, 2012, making our total assets $1,200,323.

Our unproven mineral properties of $1,194,910 as of June 30, 2012 consist of our rights to the Tonopah Extension Mine and the Golden Trend Property in Nevada.

Our total current liabilities were $509,826 as of June 30, 2012, which was represented by accounts payable and accrued expenses of $127,826, current portion of notes payable of $200,000, and loans from stockholders of $182,000.  Long-term notes payable as of June 30, 2012 were $1,873,397.

As of June 30, 2012, our long term notes payable of $1,873,397 consists of (i) convertible note payables totaling $1,100,000 of principal and $173,397 of accrued interest pursuant to a Note and Warrant Purchase Agreement (the “Financing Agreement”) we entered into with Socially Responsible Wealth Management Ltd. (“SRWM”) in August 2010 and (ii) $600,000 which is owed to Cliff ZZ L.L.C. pursuant to the Mining Lease and Option to Purchase Agreement between us and Cliff ZZ L.L.C. (the “Tonopah Agreement”).

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

As of June 30, 2012, we owed $1,100,000 of principal and $173,397 of interest pursuant to the Financing Agreement.

In connection with the assignment of the rights to the Tonopah Agreement, we assumed the balance of the purchase option of $990,000.  We have made four required payments in the aggregate amount of $190,000 to Cliff ZZ L.L.C.  The balance of the purchase option was $800,000 at June 30, 2012.  Our required minimum payments vary per year with final payment due on March 15, 2015.

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

On March 6, 2012, we issued a promissory note to the same shareholder in exchange for $50,000. Per the terms of the note, the principal was due, together with interest at 12% per annum, on June 6, 2012. As of the date of this report, we have not paid the balance owed pursuant to the note, and the note is in default.  We are currently in negotiations with the stockholder to extend the due date of the note.

On March 30, 2012, we issued a promissory note to the same shareholder in exchange for $25,000. Per the terms of the note, the principal was due, together with interest at 12% per annum, on June 6, 2012. As of the date of this report, we have not paid the balance owed pursuant to the note, and the note is in default.  We are currently in negotiations with the stockholder to extend the due date of the note.

On May 18, 2012, we issued a promissory note to a stockholder in exchange for $30,000. Per the terms of the note, the principal is due, together with interest at 12% per annum, on August 18, 2012

We had no other liabilities and no other long term commitments or contingencies as of June 30, 2012.

As of June 30, 2012, we had cash of $5,263.  In the opinion of management, available funds will not satisfy our working capital requirements to operate for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

31	Certification of Principal Executive and Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934 (1)
32	Certification of Principal Executive and Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)
101.ins	Instant Document (2)
101.sch	XBRL Taxonomy Schema Document (2)
101.cal	XBRL Taxonomy Calculation Linkbase Document (2)
101.def	XBRL Taxonomy Definition Linkbase Document (2)
101.lab	XBRL Taxonomy Label Linkbase Document (2)
101.pre	XBRL Taxonomy Presentation Linkbase Document (2)
(1)    Filed herewith.
(2)    To be filed by Amendment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Coyote Resources, Inc., a Nevada corporation

Date: August 14, 2012	By:	/s/ Guy Martin
Guy Martin President, Secretary and Treasurer (Principal Executive, Financial and Accounting Officer)