Form 10-Q/A
period 2012-06-30
Coyote Resources, Inc.
filed 2012-08-29
CIK 1392121

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes    ☒ No

As of August 14, 2012, there were 46,502,120 shares of the issuer’s $.001 par value common stock issued and outstanding.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A of Coyote Resources, Inc. (the “Registrant”) amends the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, as filed by the Registrant with the Securities and Exchange Commission on August 14, 2012, and is being filed solely to include the 101 XBRL Interactive Data File exhibits as required by Item 6 of Form 10-Q. As permitted by Rule 405(a)(2)(ii) of Regulation S-T, Exhibit 101 is permitted to be furnished by amendment within 30 days of the original filing date of the Form 10-Q.

No other items are being amended except as described in this Explanatory Note and this Amendment does not reflect any events occurring after the filing of our original Quarterly Report on Form 10-Q for the three and six months ended June 30, 2012.

Item 6.  Exhibits.

Exhibit No.	Description
31	Certification of Principal Executive and Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934 (1)
32	Certification of Principal Executive and Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)
101.ins	Instant Document (2)
101.sch	XBRL Taxonomy Schema Document (2)
101.cal	XBRL Taxonomy Calculation Linkbase Document (2)
101.def	XBRL Taxonomy Definition Linkbase Document (2)
101.lab	XBRL Taxonomy Label Linkbase Document (2)
101.pre	XBRL Taxonomy Presentation Linkbase Document (2)
(1)      Included in the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2012.
(2)      Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Coyote Resources, Inc., a Nevada corporation

Date: August 29, 2012	By:	/s/ Guy Martin
Guy Martin President, Secretary and Treasurer (Principal Executive, Financial and Accounting Officer)