Form 10-Q
period 2012-09-30
Coyote Resources, Inc.
filed 2012-11-14
CIK 1392121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the quarterly period ended September 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the transition period from ____to____

  Commission File Number: 000-52512

Coyote Resources, Inc.
(Exact name of registrant as specified in its charter)

Nevada	20-5874196
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of November 13, 2012, there were 46,502,120 shares of the issuer's $.001 par value common stock issued and outstanding.

PART II

OTHER INFORMATION

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.
COYOTE RESOURCES, INC.
(An Exploration Stage Company)
BALANCE SHEETS

ASSETS

	September 30, 2012 (UNAUDITED)	December 31, 2011
Current assets
Cash	$1,620	$10,559
Total current assets	1,620	10,559

Property and equipment, net of $2,906 and $2,723 accumulated depreciation, respectively	102	333

Unproven mineral properties	1,194,910	1,194,910

Total assets	$1,196,632	$1,205,802

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued expenses	$297,683	$16,464
Notes payable, current	1,300,000	200,000
Loans from stockholders	17,000	57,000

Total current liabilities	1,614,683	273,464

Notes payable, long-term (including accrued interest)	865,895	1,869,726

Stockholders’ equity (deficit)
Preferred stock, $.001 par value; 30,000,000 shares authorized, -0- shares issued and outstanding	-	-
Common stock, $.001 par value; 300,000,000 shares authorized, 46,502,120 shares issued and outstanding	1,267	1,267
Additional paid-in capital	1,340,183	1,339,183
Accumulated deficit	(233,532)	(233,532)
Deficit accumulated during the exploration stage	(2,391,864)	(2,044,306)

Total stockholders’ equity (deficit)	(1,283,946)	(937,388)

Total liabilities and stockholders’ equity (deficit)	$1,196,632	$1,205,802

COYOTE RESOURCES, INC.
 (An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months ended September 30, 2012	For the Three Months ended September 30, 2011	For the Nine Months ended September 30, 2012	For the Nine Months ended September 30, 2011	For the Period from Inception (October 31, 2006) through September 30, 2012
Revenues	$-	$-	$-	$-	$-

Operating expenses
Exploration costs	-	130,096	8,097	425,344	439,560
Legal and professional	29,757	42,919	157,163	204,416	568,335
Officer compensation	30,000	17,000	40,000	148,000	230,500
General and administrative	6,285	40,166	46,314	107,857	237,353

Total operating expenses	66,042	230,181	251,574	885,617	1,475,748

Loss from continuing operations	(66,042)	(230,181)	(251,574)	(885,617)	(1,475,748)

Other income (expense)
Forgiveness of accounts and note payable	-	-			75,781
Interest income	-	-			1,885
Fair value of warrants	-	-			(172,500)
Amortization of debt discount	-	-		(600,000)	(600,000)
Interest expense	(35,004)	(28,457)	(95,984)	(73,521)	(221,282)
Total other income (expense)	(35,004)	(28,457)	(95,984)	(673,521)	(916,116)

Loss before discontinued operations and income taxes	(101,046)	(258,638)	(347,558)	(1,559,139)	(2,391,864)

Loss on discontinued operations	-	-	-	-	(233,532)

Loss before income taxes	(101,046)	(258,638)	(347,558)	(1,559,139)	(2,625,396)

Provision for income taxes	-	-	-	-	-

Net loss	$(101,046)	$(258,638)	$(347,558)	$(1,559,139)	$(2,625,396)

Net loss per common share – basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.03)

Weighted average of common shares – basic and diluted	46,502,120	46,502,120	46,502,120	46,502,120

COYOTE RESOURCES, INC.
(An Exploration Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM INCEPTION (OCTOBER 31, 2006)
THROUGH SEPTEMBER 30, 2012
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
THROUGH SEPTEMBER 30, 2012
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

* - Retroactively restated for 60:1 forward split

COYOTE RESOURCES, INC.
(An Exploration Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM INCEPTION (OCTOBER 31, 2006)
THROUGH SEPTEMBER 30, 2012
 (UNAUDITED)

	Common Stock *		Additional		Deficit Accumulated During	Total Stockholders'
	Number of Shares	Amount	Paid-In Capital	Accumulated Deficit	Exploration Stage	Equity (Deficit)
Additional paid-in capital in exchange for facilities provided by related party	-	-	1,000	-	-	1,000

Net loss	-	-	-	-	(347,558)	(347,558)

Balance September 30, 2012 (unaudited)	46,502,120	$1,267	$1,340,183	$(233,532)	$(2,391,864)	$(1,283,946)

* - Retroactively restated for 60:1 forward split

COYOTE RESOURCES, INC.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months ended September 30, 2012	For the Nine Months ended September 30, 2011	For the Period from Inception (October 31, 2006) through September 30, 2012
Cash flows from operating activities
Net loss	$(347,558)	$(1,559,139)	(2,625,396)
Adjustments to reconcile net loss to net cash used in operating activities
Additional paid-in capital in exchange for facilities provided by related party	1,000	1,800	13,400
Depreciation	231	458	2,954
Forgiveness of accounts and note payable	-	-	(75,781)
Amortization of debt discount	-	600,000	600,000
Fair value of warrants	-	-	172,500
Changes in operating assets and liabilities
(Increase) in prepaid expenses	-	-	-
Increase in accounts payable and accrued interest	175,678	64,859	387,649

Net cash used in operating activities	(170,649)	(892,022)	(1,524,674)

Cash flows from investing activities
Purchase of property and equipment	-	-	(3,056)
Purchase of unproven mineral properties	-	-	(204,910)

Net cash used by investing activities	-	-	(207,966)

Cash flows from financing activities
Payments on notes payable	(150,000)	(100,000)	(290,000)
Proceeds from issuance of notes payable	311,710	600,000	1,451,710
Proceeds from issuance of loans	-	-	17,000
Proceeds from issuance of common stock	-	-	555,550

Net cash provided by financing activities	161,710	500,000	1,734,260

Net increase (decrease) in cash	(8,939)	(392,022)	1,620

Cash, beginning of period	10,559	415,423	-

Cash, end of period	$1,620	$23,401	$1,620

Supplemental disclosure of cash flow information
Income taxes paid	$-	$-	$-

Interest paid	$-	$-	$7,016

Non-cash transaction for unproven mineral properties and assignment of note payable	$-	$-	$950,000

COYOTE RESOURCES, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2012
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
SEPTEMBER 30, 2012
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

The factors considered by management in performing this assessment include current operating results, trends, and prospects, as well as the effects of obsolescence, demand, competition, and other economic factors.  For the nine months ended September 30, 2012, the Company has not incurred an impairment loss on its long-lived assets.

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
SEPTEMBER 30, 2012
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

As of September 30, 2012, the Company had $1,100,000 of secured convertible debt that could be converted into 2,200,000 shares of the Company’s common stock.  As of September 30, 2012, the Company also had 1,600,000 outstanding warrants to purchase 1,600,000 shares of the Company’s common stock.

Recent Accounting Pronouncements

There were various accounting updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's financial position, results of operations or cash flows.

2.            GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred a net loss of $2,625,396 from inception (October 31, 2006) through September 30, 2012. The Company is subject to those risks associated with exploration stage companies.  The Company has sustained losses since inception and additional debt and equity financing will be required by the Company to fund its development activities and to support operations.  However, there is no assurance that the Company will be able to obtain additional financing.  Furthermore, the Company's existence is dependent upon management's ability to develop profitable operations. These factors, among others, raise substantial doubt that the Company will be able to continue as a going concern.

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
SEPTEMBER 30, 2012
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

On August 12, 2010, the Company was assigned the rights a Mining Lease and Option to Purchase Agreement for certain patented mineral claims in Esmeralda and Nye Counties of Nevada.  This lease is for five (5) years with the option to purchase for a total of $1,000,000 to be paid over a period of 5 years, beginning with a $10,000.00 initial payment made by KMR on June 30, 2010.  A 4% net smelter royalty is reserved.  The Company has made five (5) required minimum payments in the aggregate of $290,000 through September 30, 2012, as discussed in Note 5.

4.            COMPENSATED ABSENCES

The Company currently does not have any employees other than its two officers.  The majority of development costs and services have been provided to the Company by the founders and outside, third-party vendors.  As such, there is no accrual for wages or compensated absences as of September 30, 2012.

COYOTE RESOURCES, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2012
(UNAUDITED)

5.           NOTES PAYABLE

Note Payable

On August 12, 2010, in connection with the assignment of the rights a Mining Lease and Option to Purchase Agreement for certain patented mineral claims in Esmeralda and Nye Counties of Nevada, the Company assumed the balance of the purchase option of $990,000.  The Company has made five (5) required payments in the aggregate amount of $290,000 as of September 30, 2012.  The balance of the purchase option was $700,000 at September 30, 2012. The aggregate maturities of the notes are as follows:

Period ending September 30	Amount
2013	200,000
2014	300,000
2015	200,000
700,000
Less: current portion	(200,000)
Long Term	$500,000

Convertible Notes Payable

On August 13, 2010, the Company entered into a Note and Warrant Purchase Agreement with one investor pursuant to which the investor agreed to lend up to Two Million Dollars ($2,000,000) to the Company in multiple installments in exchange for a senior secured convertible promissory note (“Note”) with a conversion price of $0.50 per share and five-year warrants to acquire shares of common stock at an exercise price of $0.75 per share (the “Warrants”) in the amount of each installment. The first installment of Five Hundred Thousand Dollars ($500,000) (“First Installment”) was delivered on the Closing Date and the Company issued 500,000 Warrants to the investor in connection with the First Installment.  Included in the First Installment was the repayment of the April 22, 2010 $200,000 note payable.  As of September 30, 2012, the Company owed $1,100,000 of principal and $201,123 of interest under this Note and Warrant Purchase Agreement.  The fair value of the 500,000 warrants issued was estimated at $172,500 using the Black-Scholes option pricing model.  The principal amount of the note is due, together with interest at 10% per annum, on August 13, 2013.

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
SEPTEMBER 30, 2012
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

6.            LOANS FROM STOCKHOLDERS

The Company has various demand notes with a stockholder in the aggregate amount of $17,000 that accrue interest at 10% per annum.  The proceeds of these notes were used for working capital purposes.

On October 27, 2011, the Company issued a promissory note to a stockholder in exchange for $40,000. Per the terms of the note, the principal was due, together with interest at 12% per annum, on January 17, 2012.

On January 17, 2012, a promissory note that we issued to a shareholder on October 27, 2011 became due.  Per the terms of the note, the principal of $40,000 was due, together with interest at 12% per annum.  This note was consolidated into a new note on September 26, 2012 (see note below).

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
SEPTEMBER 30, 2012
(UNAUDITED)

6.            LOANS FROM STOCKHOLDERS (Continued)

On March 30, 2012, the Company issued a promissory note to a stockholder in exchange for $25,000. Per the terms of the note, the principal was due, together with interest at 12% per annum, on June 6, 2012.

On May 7, 2012, a promissory note that we issued to a shareholder on February 7, 2012 became due.  Per the terms of the note, the principal of $20,000 was due, together with interest at 12% per annum.  This note was consolidated into a new note on September 26, 2012 (see note below).

On May 18, 2012, the Company issued a promissory note to a stockholder in exchange for $30,000. Per the terms of the note, the principal is due, together with interest at 12% per annum, on August 18, 2012.

On June 6, 2012, promissory notes that we issued to a shareholder on March 6, 2012 and March 30, 2012 became due.  Per the terms of the notes, the principal totaling $75,000 was due, together with interest at 12% per annum.  This note was consolidated into a new note on September 26, 2012 (see note below).

On August 2, 2012, the Company issued a promissory note to a stockholder in exchange for $86,709.50 for loans of $16,709.50 on July 6, 2012 and $70,000 on August 2, 2012. Per the terms of the note, the principal is due, together with interest at 12% per annum, on November 2, 2012. This note was consolidated into a new note on September 26, 2012 (see note below).

On August 18, 2012, a promissory note that we issued to a shareholder on May 18, 2012 became due.  Per the terms of the note, the principal of $30,000 was due, together with interest at 12% per annum.  This note was consolidated into a new note on September 26, 2012 (see note below).

On September 26, 2012, the Company, entered into an unsecured consolidated promissory note (the “Consolidated Note”) with an investor which consolidates all of the outstanding principal and accrued interest due as of September 26, 2012 on outstanding promissory notes with the investor dated October 27, 2011, February 7, 2012, March 6, 2012, March 30, 2012, May 18, 2012, and August 2, 2012 (collectively, the “Initial Notes”), together with additional proceeds from the investor of $100,000 received by the Company on September 26, 2012. The Initial Notes were terminated and replaced by the Consolidated Note. The Consolidated Note is due on September 26, 2014, or upon default, whichever is earlier, and bears interest at the annual rate of 12%.

As of September 30, 2012, $368,710 of principal and $19,472 of interest was due to various stockholders per the above notes.

COYOTE RESOURCES, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2012
(UNAUDITED)

7.            WARRANTS

Warrant Activity

A summary of warrant activity for the six months ended September 30, 2012 is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term
Outstanding December 31, 2011	1,600,000	$0.71	3.6 years
Issued	-	-
Exercised	-	-
Outstanding September 30, 2012	1,600,000	$0.71	2.9 years
Exercisable, September 30, 2012	1,600,000	$0.71	2.9 years

Shares Reserved for Future Issuance

The Company has reserved shares for future issuance upon conversion of convertible notes payable and warrants as follows:

Conversion of notes payable	2,200,000
Warrants	1,600,000
Reserved shares at September 30, 2012	3,800,000

COYOTE RESOURCES, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2012
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

COYOTE RESOURCES, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2012
(UNAUDITED)

9.           PROVISION FOR INCOME TAXES (Continued)

As of September 30, 2012, the Company had federal net operating loss carry-forwards of approximately $2,625,000, which can be used to offset future federal income tax.  The federal and state net operating loss carry-forwards expire at various dates through 2030.  Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured.

A summary of the Company’s deferred tax assets as of September 30, 2012 are as follows:

	2012

Federal net operating loss (@ 34%)		$893,000
Less: valuation allowance		(893,000)

Net deferred tax asset	$	---

The valuation allowance increased $131,000 during the nine months ended September 30, 2012.

10.         RELATED PARTY TRANSACTIONS

From the Company’s inception (October 31, 2006) through May 31, 2012, the Company utilized office space of an officer and stockholder at no charge.  The Company treated the usage of the office space as additional paid-in capital and charged the estimated fair value rent of $200 per month to operations.  For the nine months ended September 30, 2012 and 2011, the Company recorded rent expense of $1,000 and $1,200, respectively.

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

12.         SUBSEQUENT EVENTS

On October 24, 2012, the Company issued a promissory note to a stockholder in exchange for $15,000. Per the terms of the note, the principal is due, together with interest at 12% per annum, on September 26, 2014.

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

Critical Accounting Policy and Estimates. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. In addition, these accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in this Quarterly Report on Form 10-Q for the period ended September 30, 2012.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements for the period ended September 30, 2012, together with notes thereto, which are included in this report.

For the three months ended September 30, 2012, as compared to the three months ended September 30, 2011.

Results of Operations.

Revenues. We had no revenues for the three months ended September 30, 2012 and September 30, 2011.

Operating Expenses. For the three months ended September 30, 2012, our total operating expenses were $66,042, as compared to total operating expenses of $230,181 for the three months ended September 30, 2011.  For the three months ended September 30, 2012, our total operating expenses consisted of legal and professional fees of $29,757, officer compensation of $30,000 and general and administrative expenses of $6,285. In comparison, for the three months ended September 30, 2011, our total operating expenses consisted of exploration costs of $130,096, legal and professional fees of $42,919, officer compensation of $17,000, and general and administrative fees of $40,166.  The significant decrease in total operating expenses from 2011 to 2012 is primarily due to the fact that we incurred no exploration costs and significantly less general and administrative expenses, during the three months ended September 30, 2012. We expect that we will not incur any significant exploration costs until we are able to raise additional capital. We also expect that we will continue to incur significant legal and accounting expenses related to being a public company.

Other Expense. For the three months ended September 30, 2012, our other expense consisted of interest expense in the amount of $35,004.  In comparison, for the three months ended September 30, 2011, our other expense consisted of interest expense of $28,457.

Net Loss.  For the three months ended September 30, 2012, our net loss was $101,046, as compared to the three months ended September 30, 2011, in which our net loss was $258,638.  We expect to continue to incur net losses for the foreseeable future.

For the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011.

Results of Operations.

Revenues. We had no revenues for the nine months ended September 30, 2012 and September 30, 2011.

Operating Expenses. For the nine months ended September 30, 2012, our total operating expenses were $251,574, as compared to total operating expenses of $885,617 for the nine months ended September 30, 2011.  For the nine months ended September 30, 2012, our total operating expenses consisted of exploration costs of $8,097, legal and professional fees of $157,163, officer compensation of $40,000, and general and administrative expenses of $46,314. In comparison, for the nine months ended September 30, 2011, our total operating expenses consisted of exploration costs of $425,344, legal and professional fees of $204,417, officer compensation of $148,000, and general and administrative fees of $107,857.  The significant decrease in total operating expenses from 2011 to 2012 is primarily due to the fact that we incurred significantly less exploration costs, officer compensation, and general and administrative expenses, during the nine months ended September 30, 2012. We expect that we will not incur any significant exploration costs until we are able to raise additional capital. We also expect that we will continue to incur significant legal and accounting expenses related to being a public company.

Other Expense. For the nine months ended September 30, 2012, our other expense consisted of interest expense in the amount of $95,984.  In comparison, for the nine months ended September 30, 2011, our other expense consisted of interest expense of $73,521 and amortization of debt discount of $600,000, related to our issuance of convertible notes payable during the prior year, which resulted in total other expense of $673,521.

Net Loss.  For the nine months ended September 30, 2012, our net loss was $347,558, as compared to the nine months ended September 30, 2011, in which our net loss was $1,559,139.  We expect to continue to incur net losses for the foreseeable future.

Liquidity and Capital Resources.  As of September 30, 2012, we had cash of $1,620, property and equipment of $102, net of $2,954 accumulated depreciation, and unproven mineral properties of $1,194,910, making our total assets $1,196,632.

Our unproven mineral properties of $1,194,910 as of September 30, 2012 consist of our rights to the Tonopah Extension Mine and the Golden Trend Property in Nevada.

Our total current liabilities were $1,614,683 as of September 30, 2012, which was represented by accounts payable and accrued expenses of $297,683, current portion of notes payable of $200,000, loans from stockholders of $17,000, and a convertible note totaling $1,100,000 of principal, pursuant to a Note and Warrant Purchase Agreement (the “Financing Agreement”) we entered into with Socially Responsible Wealth Management Ltd. (“SRWM”) in August 2010.  Long-term notes payable as of September 30, 2012 were $865,895.

As of September 30, 2012, our long term notes payable of $865,895 consists of (i) consolidated promissory note payable to a stockholder totaling $351,710 of principal and accrued interest of $14,185 issued in September 2012 and (ii) $500,000 which is owed to Cliff ZZ L.L.C. pursuant to the Mining Lease and Option to Purchase Agreement between us and Cliff ZZ L.L.C. (the “Tonopah Agreement”).

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

As of September 30, 2012, we owed $1,100,000 of principal and $201,123 of interest pursuant to the Financing Agreement.

In connection with the assignment of the rights to the Tonopah Agreement, we assumed the balance of the purchase option of $990,000.  We have made five required payments in the aggregate amount of $290,000 to Cliff ZZ L.L.C.  The balance of the purchase option was $700,000 at September 30, 2012.  Our required minimum payments vary per year with final payment due on March 15, 2015.

Over the last thirteen months, we have been funding our operations through loans from a stockholder which we have used for working capital purposes.

On October 27, 2011, we issued a promissory note to a shareholder in exchange for $40,000.  Per the terms of the note, the principal was due, together with interest at 12% per annum, on January 17, 2012. This note was consolidated into a new note on September 26, 2012 (see note below).

On February 7, 2012, we issued a promissory note to the same shareholder in exchange for $20,000. Per the terms of the note, the principal was due, together with interest at 12% per annum, on May 7, 2012. This note was consolidated into a new note on September 26, 2012 (see note below).

On March 6, 2012, we issued a promissory note to the same shareholder in exchange for $50,000. Per the terms of the note, the principal was due, together with interest at 12% per annum, on June 6, 2012. This note was consolidated into a new note on September 26, 2012 (see note below).

On March 30, 2012, we issued a promissory note to the same shareholder in exchange for $25,000. Per the terms of the note, the principal was due, together with interest at 12% per annum, on June 6, 2012. This note was consolidated into a new note on September 26, 2012 (see note below).

On May 18, 2012, the Company issued a promissory note to the same shareholder in exchange for $30,000. Per the terms of the note, the principal is due, together with interest at 12% per annum, on August 18, 2012. This note was consolidated into a new note on September 26, 2012 (see note below).

On August 2, 2012, the Company issued a promissory note to the same shareholder in exchange for $86,709.50 for loans of $16,709.50 on July 6, 2012 and $70,000 on August 2, 2012. Per the terms of the note, the principal is due, together with interest at 12% per annum, on November 2, 2012. This note was consolidated into a new note on September 26, 2012 (see note below).

On September 26, 2012, the Company entered into an unsecured consolidated promissory note (the “Consolidated Note”) with the same shareholder which consolidates all of the outstanding principal and accrued interest due as of September 26, 2012 on outstanding promissory notes with the shareholder dated October 27, 2011, February 7, 2012, March 6, 2012, March 30, 2012, May 18, 2012, and August 2, 2012 (collectively, the “Initial Notes”), together with additional proceeds from the shareholder of $100,000 received by the Company on September 26, 2012. The Initial Notes were terminated and replaced by the Consolidated Note. The Consolidated Note is due on September 26, 2014, or upon default, whichever is earlier, and bears interest at the annual rate of 12%.

We had no other liabilities and no other long term commitments or contingencies as of September 30, 2012.

As of September 30, 2012, we had cash of $1,620.  In the opinion of management, available funds will not satisfy our working capital requirements to operate for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors.

During 2012, we expect that the following will continue to impact our liquidity: (i) legal and accounting costs of being a public company; (ii) future payments to Cliff ZZ L.L.C. for the balance of the purchase option for the Tonopah Agreement and lease payments on the Golden Trend Property; (iii) expected expenses related to the development of the Golden Trend Property and the Tonopah Extensions Mine; (iv) anticipated increases in overhead and the use of independent contractors for services to be provided to us; and (v) expected payments to notes payable to the investors. We will need to obtain funds to pay those expenses. Other than those items specified above, we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity.

In order to implement our business plan in the manner we envision, we need to raise additional capital.  We cannot guaranty that we will be able to raise additional funds. If we are unable to raise additional capital, we may be required to delay, scale back or eliminate portions of our operations and/or relinquish rights to part or all of our assets. Accordingly, the inability to obtain such financing could result in a significant loss of ownership of our assets and could also adversely affect our ability to fund our continued operations. Moreover, in the event that we can raise additional funds, we cannot guaranty that additional funding will be available on favorable terms.

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

Coyote Resources, Inc., a Nevada corporation

Date: November 14, 2012	By:	/s/ Guy Martin
Guy Martin President, Secretary and Treasurer (Principal Executive, Financial and Accounting Officer)