Form 10-K/A
period 2011-12-31
Coyote Resources, Inc.
filed 2013-04-16
CIK 1392121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE

Coyote Resources Inc., a Nevada corporation (the “Registrant”) is filing this Amendment No. 1 (the “Amendment”) to its Annual Report on Form 10-K which was originally filed with the Securities and Exchange Commission (“SEC”) on April 16, 2012 (the “Original Form 10-K”) to incorporate certain restated financial information. As previously disclosed in the Registrant’s Current Report on Form 8-K filed on April 16, 2013, the Registrant’s Board of Directors concluded that the financial statements in the Original Form 10-K should not be relied on due to certain errors in correctly reporting the effects of derivative accounting required for certain of the Registrant’s convertible debt instruments. The Registrant has included the necessary restated financial information in Note 15 to the financial statements contained in this Amendment.  Except for the restated financial information, all other information in this Amendment has not been updated to reflect events that occurred after April 16, 2012, the filing date of the Original Form 10-K.  Accordingly, this Amendment should be read in conjunction with the Registrant’s filings made with the SEC subsequent to the filing of the Original Form 10-K. The Registrant has re-filed the entire Form 10-K in order to provide more convenient access to the amended information in context.

TABLE OF CONTENTS

PART I

PART II
PART III
PART IV

Item 15.	Exhibits, Financial Statement Schedules	47

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

Other Expense. For the year ended December 31, 2011, our other expense consisted of interest expense in the amount of $102,846, amortization of debt discount of $600,000, and gain on derivative liability of $1,751,974.  In comparison, for the year ended December 31, 2010, our other expense consisted of interest expense of $22,452, loss on fair value of warrants of $172,500, gain of $77,666 associated with the refinancing of notes payable, and loss on derivative liability of $630,633 related to our issuance of convertible notes payable.

Net Profit/Loss.  For the year ended December 31, 2011, our net profit was $111,394, attributable to a substantial gain on derivative liabilities, as compared to the year ended December 31, 2010, in which our net loss was $1,094,299, attributable to a substantial loss on derivative liabilities.   We expect to continue to incur net losses for the foreseeable future.

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

Our current liabilities were $347,208 as of December 31, 2011, which was represented by accounts payable and accrued expenses of $16,464, current portion of notes payable of $200,000, loans from stockholders of $57,000 and derivative liability of $73,744. Long-term notes payable as of December 31, 2011 were $1,869,726.

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

Item 8. Financial Statements and Supplementary Data.

The financial statements required by Item 8 are presented in the following order:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Coyote Resources, Inc.

We have audited the accompanying balance sheets of Coyote Resources, Inc. (an exploration stage company) as of December 31, 2011 and 2010, and the related statements of operations, changes in stockholder’s equity (deficit) and cash flows for the years then ended and for the period from inception (October 31, 2006) through December 31, 2011.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the derivative liability component on the company’s balance sheets in the amounts of $73,744 and $1,267,818 as of December 31, 2011 and 2010, respectively. We also did not audit the gain (loss) on derivative liability in the amounts of $1,751,974, ($630,633), and $1,121,341 for the periods ended December 31, 2011, 2010, and since inception respectively, or Notes 6, 7 and 15 of the Company’s financial statements for the years ended December 31, 2011 and 2010. Those components and notes were audited by other auditors and are based solely on procedures performed by them.

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

In our opinion, based on our audit and the audit procedures performed by other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Coyote Resources, Inc. (an exploration stage company) as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended and for the period from inception (October 31, 2006) through December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the components or notes to the financial statements referred to above, and accordingly, we do not express an opinion or any other form of assurance on them.

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

Q Accountancy Corporation

Irvine, California
April 13, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Coyote Resources, Inc.
Davie, Florida

We have audited the adjustments for correction of an error described in Note 15 that were applied to restate the financial statements of Coyote Resources, Inc. (an exploration stage company) (the “Company”) as of December 31, 2011 and 2010, and the related statements of operations, changes in stockholder’s equity (deficit) and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the adjustments for correction of an error described in Note 15 based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the adjustments for correction of an error described in Note 15 are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit of the adjustments for correction of an error described in Note 15 included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit of the adjustments for correction of an error described in Note 15 provides a reasonable basis for our opinion.

In our opinion, such adjustments for correction of an error described in Note 15 are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2011 and 2010 financial statements of the Company other than with respect to the adjustments for correction of an error described in Note 15 and, accordingly, we do not express an opinion or any other form of assurance on the 2011 and 2010 financial statements taken as a whole.

/s/MALONEBAILEY, LLP
www.malone-bailey.com
Houston, Texas
April 16, 2013

COYOTE RESOURCES, INC.
(An Exploration Stage Company)
BALANCE SHEETS
(RESTATED)

ASSETS

	December 31, 2011	December 31, 2010
Current assets
Cash	$10,559	$415,423
Total current assets	10,559	415,423

Property and equipment, net of $2,723 and $2,112 accumulated depreciation, respectively	333	944

Unproven mineral properties	1,194,910	1,194,910

Total assets	$1,205,802	$1,611,277

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued expenses	$16,464	$24,033
Notes payable, current	200,000	100,000
Loans from stockholders	57,000	17,000
Derivative liability	73,744	1,267,818

Total current liabilities	347,208	1,408,851

Notes payable, long-term (including accrued interest)	1,869,726	1,369,452

Stockholders’ equity (deficit)
Preferred stock, $.001 par value; 30,000,000 shares authorized, -0- shares issued and outstanding	-	-
Common stock, $.001 par value; 300,000,000 shares authorized, 46,502,120 shares issued and outstanding	46,502	46,502
Additional paid-in capital	98,863	54,363
Accumulated deficit	(233,532)	(233,532)
Deficit accumulated during the exploration stage	(922,965)	(1,034,359)

Total stockholders’ equity (deficit)	(1,011,132)	(1,167,026)

Total liabilities and stockholders’ equity (deficit)	$1,205,802	$1,611,277

COYOTE RESOURCES, INC.
 (An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(RESTATED)

	For the Year ended December 31, 2011	For the Year ended December 31, 2010	For the Period from Inception (October 31, 2006) through December 31, 2011
Revenues	$-	$-	$-

Operating expenses
Exploration costs	431,585	-	431,585
Legal and professional	234,442	176,730	411,172
Officer compensation	148,000	42,500	190,500
General and administrative	123,707	67,210	190,917

Total operating expenses	937,734	286,440	1,224,174

Loss from continuing operations	(937,734)	(286,440)	(1,224,174)

Other income (expense)
Forgiveness of accounts and note payable	-	75,781	75,781
Interest income	-	1,885	1,885
Fair value of warrants	-	(172,500)	(172,500)
Amortization of debt discount	(600,000)	-	(600,000)
Interest expense	(102,846)	(22,452)	(125,298)
Gain (Loss) on derivative liability	1,751,974	(630,633)	1,121,341
Total other income (expense)	1,049,128	(747,919)	301,209

Loss before discontinued operations and income taxes	111,394	(1,034,359)	(922,965)

Loss on discontinued operations	-	(59,940)	(233,532)

Loss before income taxes	111,394	(1,094,299)	(1,156,497)

Provision for income taxes	-	-	-

Net loss	$111,394	$(1,094,299)	$(1,156,497)

Net loss per common share – basic and diluted	$(0.01)	$(0.01)

Weighted average of common shares – basic and diluted	46,502,120	184,728,895

COYOTE RESOURCES, INC.
(An Exploration Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM INCEPTION (OCTOBER 31, 2006)
THROUGH DECEMBER 31, 2011
(RESTATED)

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

* - Retroactively restated for 60:1 forward split

COYOTE RESOURCES, INC.
(An Exploration Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM INCEPTION (OCTOBER 31, 2006)
THROUGH DECEMBER 31, 2011
(RESTATED)

	Common Stock *		Additional		Deficit Accumulated During	Total Stockholders'
	Number of Shares	Amount	Paid-In Capital	Accumulated Deficit	Exploration Stage	Equity (Deficit)
Additional paid-in capital in exchange for facilities provided by related party	-	-	2,400	-	-	2,400

Net loss	-	-	-	(45,207)	-	(45,207)

Balance, December 31, 2009	270,930,000	270,930	(207,780)	(173,592)	-	(110,442)

Additional paid-in capital in exchange for facilities provided by related party	-	-	2,400	-	-	2,400

Debt discount from warrants	-	-	172,500	-	-	172,500

Shares cancelled into treasury and retired	(224,927,880)	(224,928)	224,928	-	-	-

Shares issued for cash	500,000	500	499,500	-	-	500,000

Reclassification of derivative liability from additional paid-in capital	-	-	(637,185)	-	-	(637,185)

Net loss	-	-	-	(59,940)	(1,034,359)	(1,094,299)

Balance, December 31, 2010	46,502,120	46,502	54,363	(233,532)	(1,034,359)	(1,167, 026)

Additional paid-in capital in exchange for facilities provided by related party	-	-	2,400	-	-	2,400

Debt discount from warrants	-	-	42,100	-	-	42,100

Net loss	-	-	-	-	111,394	111,394

Balance, December 31, 2011	46,502,120	$46,502	$98,863	$(233,532)	$(922,965)	$(1,011,132)

* - Retroactively restated for 60:1 forward split

COYOTE RESOURCES, INC.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(RESTATED)

	For the Year ended December 31, 2011	For the Year ended December 31, 2010	For the Period from Inception (October 31, 2006) through December 31, 2011
Cash flows from operating activities
Net loss	$111,394	$(1,094,299)	$(1,156,497)
Adjustments to reconcile net loss to net cash used in operating activities
Additional paid-in capital in exchange for facilities provided by related party	2,400	2,400	12,400
Depreciation	611	612	2,723
Forgiveness of accounts and note payable	-	(75,781)	(75,781)
Amortization of debt discount	600,000	-	600,000
Fair value of warrants	-	172,500	172,500
(Gain) Loss on derivative liability	(1,751,974)	630,633	(1,121,341)
Changes in operating assets and liabilities	-	-	-
Increase in accounts payable and accrued expenses	92,705	41,321	211,971

Net cash used in operating activities	(944,864)	(322,614)	(1,354,025)

Cash flows from investing activities
Purchase of property and equipment	-	-	(3,056)
Purchase of unproven mineral properties	-	(244,910)	(244,910)

Net cash used by investing activities	-	(244,910)	(247,966)

Cash flows from financing activities
Payments on notes payable	(100,000)	(18,000)	(100,000)
Proceeds from issuance of notes payable	640,000	500,000	1,140,000
Proceeds from issuance of loans	-	-	17,000
Proceeds from issuance of common stock	-	500,000	555,550

Net cash provided by financing activities	540,000	982,000	1,612,550

Net increase (decrease) in cash	(404,864)	414,476	10,559

Cash, beginning of period	415,423	947	-

Cash, end of period	$10,559	$415,423	$10,559

Supplemental disclosure of cash flow information
Income taxes paid	$-	$-	$-

Interest paid	$-	$7,016	$7,016

Non-cash transaction for unproven mineral properties and assignment of note payable	$-	$950,000	$950,000
Reclassification of derivative liability from paid-in capital	$-	$637,185	$637,185
Debt discount from warrants	$42,100	$172,500	$214,600

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

2.            GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred a net loss of ($1,156,497) from inception (October 31, 2006) through December 31, 2011. The Company is subject to those risks associated with exploration stage companies.  The Company has sustained losses since inception and additional debt and equity financing will be required by the Company to fund its development activities and to support operations.  However, there is no assurance that the Company will be able to obtain additional financing.  Furthermore, the Company's existence is dependent upon management's ability to develop profitable operations. These factors, among others, raise substantial doubt that the Company will be able to continue as a going concern.

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

On August 12, 2010, the Company was assigned the rights a Mining Lease and Option to Purchase Agreement for certain patented mineral claims in Esmeralda and Nye Counties of Nevada.  This lease is for five (5) years with the option to purchase for a total of $1,000,000 to be paid over a period of 5 years, beginning with a $10,000.00 initial payment made by KMR on June 30, 2010.  A 4% net smelter royalty is reserved.  The Company has made three (3) required minimum payments in the aggregate of $140,000 through December 31, 2011, as discussed in Note 8.

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

COYOTE RESOURCES, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011
6.           EMBEDDED DERIVATIVE LIABILITIES

Conversion Option Liability

As described in Note 5, the Company issued a convertible note with certain reset provisions. The Company accounted for these reset provisions in accordance with ASC 815-40, which requires that the Company bifurcate the embedded conversion option as liability at the grant date and to record changes in fair value relating to the conversion option liability in the statement of operations as of each subsequent balance sheet date.   The debt discount related to the convertible note is amortized over the life of the note using the effective interest method.  See Note 7 for a reconciliation of the changes in fair value of the Company’s embedded derivative.

August 13, 2010, January 19, 2011 and March 17, 2011 Convertible Note Installments

On August 13, 2010, the Company’s stock was not trading and the embedded conversion options were not readily convertible to cash.  Therefore the conversion options did not qualify for liability classification under ASCI 815.   On October 7, 2010, the first day of trading for the Company’s stock, the Company determined a fair value of $637,185 for the conversion option liability for the first installment of the convertible note.  This amount was reclassified from additional paid-in capital on that date.

On December 31, 2010, the Company determined a fair value of $1,267,818 for the conversion option liability for the outstanding balance of convertible note.

On January 19, 2011, the Company determined a fair value of $238,572 for the conversion option liability for the second installment of the convertible note.

On March 17, 2011, the Company determined a fair value of $73,744 for the conversion option liability for the third installment of the convertible note.

On December 31, 2011, the Company determined a fair value of $1,267,818 for the conversion option liability for the outstanding balance of convertible notes.

The Company uses the Black Scholes Option Pricing Model to value its based upon the following assumptions: dividend yield of -0-%, daily volatility of 6%-20%, risk free rates from 0.16%-1.29% and an expected term equal to the remaining terms of the notes.
7.           FAIR VALUE

The Company measures fair value in accordance with a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described below:

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;
Level 2	Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability; and
Level 3	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

COYOTE RESOURCES, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011

7.           FAIR VALUE (Continued)

The following table sets forth the Company's consolidated financial assets and liabilities, as at December 31, 2010 and 2011, measured at fair value by level within the fair value hierarchy. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Total	Level 1	Level 2	Level 3
LIABILITIES:

Conversion option liability 2010	1,267,818	-	-	1,267,818

Conversion option liability 2011	73,744	-	-	73,744

The following is a reconciliation of the conversion option liability and detachable warrant liability for which Level 3 inputs were used in determining fair value:

Initial recognition of debt derivative from issuance of August 13, 2010, $500,000 convertible note	$637,185

Increase in fair value of debt derivative	630,633

Ending balance as of December 31, 2010	$1,267,818

Initial recognition of debt derivative from issuance of January 19, 2011, $100,000 convertible note	238,572

Initial recognition of debt derivative from issuance of March 17, 2011, $500,000 convertible note	2,024,721

Decrease in fair value of debt derivative	(3,457,367)

Ending balance as of December 31, 2011	$73,744

During the year ended December 31, 2011, the gain on embedded derivatives of $1,751,974 in the statement of operations consisted of a gain on the change in fair value of $3,457,367 noted above and a loss of $1,705,393, which was the amount by which the embedded derivative liabilities exceeded the principal of the related notes payable on the date the notes were issued.

The Company’s conversion option liabilities are valued using pricing models and the Company generally uses similar models to value similar instruments. Where possible, the Company verifies the values produced by its pricing models to market prices. Valuation models require a variety of inputs, including contractual terms, market prices, yield curves, credit spreads, measures of volatility and correlations of such inputs. These consolidated financial liabilities do not trade in liquid markets, and as such, model inputs cannot generally be verified and do involve significant management judgment. Such instruments are typically classified within Level 3 of the fair value hierarchy. See Note 6 for Black Scholes Option Pricing Model inputs.

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

9.             WARRANTS

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

10.           STOCKHOLDERS’ EQUITY

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

On October 7, 2010, in connection with a convertible note (see Notes 5, 6 & 7), additional paid in capital reflected a reduction due to the derivative nature embedded in the note, in the amount of $637,185.

On January 19, 2011 and March 17, 2011, a discount of $42,100 was recorded to additional paid-in capital for the relative fair value of warrants granted in connection with a convertible note.

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

As of December 31, 2011, the Company had federal net operating loss carryforwards of approximately ($1,160,000), which can be used to offset future federal income tax.  The federal and state net operating loss carryforwards expire at various dates through 2030.  Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured.

A summary of the Company’s deferred tax assets as of December 31, 2011 are as follows:

	2011

Federal net operating loss (@ 34%		$394,000
Less: valuation allowance		(394,000)

Net deferred tax asset	$	---

The valuation allowance decreased $38,000 during the year ended December 31, 2011.

12.          RELATED PARTY TRANSACTIONS

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

13.          DISCONTINUED OPERATIONS

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

14.          SUBSEQUENT EVENTS
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

15.         RESTATEMENT

The Company has restated its previously issued December 31, 2011 and 2010 financial statements for matters related to the following items:

On August 13, 2010 the Company received $500,000 from an investor for a convertible Promissory note (conversion price of $0.50, maturing 3 years from the date of issuance, with a price reset feature if the Company issues stock below this conversion price) and 500,000 warrants to purchase shares of the Company’s common stock (exercise price of $0.75, expiring 5 years from the date of issuance).

On January 19, 2011 the Company received a second drawdown on the convertible note in the amount of $100,000 and issued 100,000 warrants to purchase shares of the Company’s common stock, with the same terms as noted above.

On March 17, 2011 the Company received a third drawdown on the convertible note in the amount of $500,000 and issued 500,000 warrants to purchase shares of the Company’s common stock, with the same terms as noted above.

The conversion options embedded in these notes all contain provisions that allow the conversion prices to be reset upon issuances of common stock or other convertible instruments by the Company in the future at prices lower than the stated conversion price.  As a result, these embedded conversion options were bifurcated from the related note payable and classified as liabilities. This resulted in restatements of the accounting originally described in Note 5.  Additionally, our net loss from inception previously recorded of $2,277,838 in Note 2 has been restated to $1,156,497.

The Company has determined that the conversion features were derivatives requiring bifurcation. Accordingly, the Company has calculated the value of the related derivative liabilities using the Black-Scholes model. The net effect that these adjustments had on the Balance Sheet items labeled Derivative liability are (2011 - $73,744, 2010 - $1,267,818), Additional paid-in capital (2011 – $(1,195,085), 2010 - $(637,185)), and Deficit accumulated during the exploration stage (2011 – $1,121,341, 2010 - $(630,633); the Statement of Changes in Shareholders’ Deficit items labeled reclassification of derivative liability from additional paid-in capital (2010 - $(637,185)), and Net loss accumulated during exploration stage (2011 - $1,751,974, 2010 - $(630,633)); and the Statement of Operations and the Statement of Cash Flows items labeled Loss on derivative liability (2011 - $1,751,974, 2010 - $(630,633)), and Net loss (2011 - $1,751,974, 2010 - $(630,633)).

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

10.16	Employment Agreement between Earl Abbott and Coyote, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed February 18, 2011.
10.17	Form of Senior Secured Convertible Promissory Note, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on March 22, 2011.
10.18	Form of Warrants, incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on March 22, 2011.
10.19	2011 Stock Option Plan, incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed on March 22, 2011.
10.20	Form of Promissory Note, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on March 12, 2012.
17.1	Resignation of Brittany Prager as a Director, incorporated by reference to Exhibit 17.1 of our Current Report on Form 8-K filed on March 22, 2011.
31 *	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities
32 *	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.ins**	XBRL Instance Document
101.sch**	XBRL Taxonomy Schema
101.cal**	XBRL Taxonomy Calculation Linkbase
101.def**	XBRL Taxonomy Definition Linkbase
101.lab**	XBRL Taxonomy Label Linkbase
101.pre**	XBRL Taxonomy Presentation Linkbase

* Filed herewith.
** To be in an amendment to this Annual Report on Form 10-K/A.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Coyote Resources, Inc.

April 16, 2013	By:	/s/ Guy Martin
Guy Martin
President, Secretary, Treasurer and a Director
(Principal Executive, Financial and Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Guy Martin	April 16, 2013
Guy Martin
Its:	President, Secretary, Treasurer and a Director
(Principal Executive, Financial and Accounting Officer)

By:	/s/ Howard Lahti	April 16, 2013
Howard Lahti
Its:	Vice President and a Director