Form 10-Q/A
period 2012-03-31
Coyote Resources, Inc.
filed 2013-04-16
CIK 1392121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

1671 SW 105 Lane, Davie, Florida 33324
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

EXPLANATORY NOTE

Coyote Resources Inc., a Nevada corporation (the “Registrant”) is filing this Amendment No. 1 (the “Amendment”) to its Quarterly Report on Form 10-Q which was originally filed with the Securities and Exchange Commission (“SEC”) on May 21, 2012 (the “Original Form 10-Q”) to incorporate certain restated financial information. As previously disclosed in the Registrant’s Current Report on Form 8-K filed on April 16, 2013, the Registrant’s Board of Directors concluded that the financial statements in the Original Form 10-Q should not be relied on due to certain errors in correctly reporting the effects of derivative accounting required for certain of the Registrant’s convertible debt instruments.  The Registrant has included the necessary restated financial information in Note 15 to the financial statements contained in this Amendment. Except for the restated financial information, all other information in this Amendment has not been updated to reflect events that occurred after May 21, 2012, the filing date of the Original Form 10-Q. Accordingly, this Amendment should be read in conjunction with the Registrant’s filings made with the SEC subsequent to the filing of the Original Form 10-Q. The Company has re-filed the entire Form 10-Q in order to provide more convenient access to the amended information in context.

PART II

OTHER INFORMATION

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.
COYOTE RESOURCES, INC.
(An Exploration Stage Company)
BALANCE SHEETS
(RESTATED)

ASSETS

	March 31, 2012 (UNAUDITED)	December 31, 2011
Current assets
Cash	$29,475	$10,559
Total current assets	29,475	10,559

Property and equipment, net of $2,858 and $2,723 accumulated depreciation, respectively	198	333

Unproven mineral properties	1,194,910	1,194,910

Total assets	$1,224,583	$1,205,802

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued expenses	$55,931	$16,464
Notes payable, current	150,000	200,000
Loans from stockholders	152,000	57,000
Derivative liability	380,105	73,744

Totl current liabilities	738,036	347,208

Notes payable, long-term (including accrued interest)	1,897,452	1,869,726

Stockholders’ equity (deficit)
Preferred stock, $.001 par value; 30,000,000 shares authorized, -0- shares issued and outstanding	-	-
Common stock, $.001 par value; 300,000,000 shares authorized, 46,502,120 shares issued and outstanding	46,502	46,502
Additional paid-in capital	99,463	98,863
Accumulated deficit	(233,532)	(233,532)
Deficit accumulated during the exploration stage	(1,323,338)	(922,965)

Total stockholders’ equity (deficit)	(1,410,905)	(1,011,132)

Total liabilities and stockholders’ equity (deficit)	$1,224,583	$1,205,802

COYOTE RESOURCES, INC.
 (An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(UNAUDITED) (RESTATED)

	For the Three Months ended March 31, 2012	For the Three Months ended March 31, 2011	For the Period from Inception (October 31, 2006) through March 31, 2012
Revenues	$-	$-	$-

Operating expenses
Exploration costs	-	157,286	431,585
Legal and professional	47,529	98,666	458,701
Officer compensation	-	105,500	190,500
General and administrative	16,154	9,963	207,071

Total operating expenses	63,683	371,415	1,287,857

Loss from continuing operations	(63,683)	(371,415)	(1,287,857)

Other income (expense)
Forgiveness of accounts and note payable	-	-	75,781
Interest income	-	-	1,885
Fair value of warrants	-	-	(172,500)
Amortization of debt discount	-	(600,000)	(600,000)
Interest expense	(30,329)	(16,913)	(155,627)
Loss on derivative liability	(306,361)	(1,581,705)	814,980
Total other income (expense)	(336,690)	(2,198,618)	(35,481)

Loss before discontinued operations and income taxes	(400,373)	(2,570,033)	(1,323,338)

Loss on discontinued operations	-	-	(233,532)

Loss before income taxes	(400,373)	(2,570,033)	(1,556,870)

Provision for income taxes	-	-	-

Net loss	$(400,373)	$(2,570,033)	$(1,556,870)

Net loss per common share – basic and diluted	$(0.01)	$(0.06)

Weighted average of common shares – basic and diluted	46,502,120	46,502,120

COYOTE RESOURCES, INC.
(An Exploration Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM INCEPTION (OCTOBER 31, 2006)
THROUGH MARCH 31, 2012
(UNAUDITED) (RESTATED)

	Common Stock*		Additional		Deficit Accumulated During	Total Stockholders'
	Number of Shares	Amount	Paid-In Capital	Accumulated Deficit	Exploration Stage	Equity (Deficit)

Balance, October 31, 2006	-	$-	$-	$-	$-	$-

Issuance of common stock, November 1, 2006	240,000,000	240,000	(236,000)	-	-	4,000

Additional paid-in capital in exchange for facilities provided by related party	-	-	400	-	-	400

Net loss	-	-	-	(11,014)	-	(11,014)

Balance, December 31, 2006	240,000,000	240,000	(235,600)	(11,014)	-	(6,614)

Issuance of common stock for cash, June 30, 2007	18,930,000	18,930	12,620	-	-	31,550

Issuance of common stock for cash, July 23, 2007	12,000,000	12,000	8,000	-	-	20,000

Additional paid-in capital in exchange for facilities provided by related party	-	-	2,400	-	-	2,400

Net loss	-	-	-	(69,026)	-	(69,026)

Balance, December 31, 2007	270,930,000	270,930	(212,580)	(80,040)	-	(21,690)

Additional paid-in capital in exchange for facilities provided by related party	-	-	2,400	-	-	2,400

Net loss	-	-	-	(48,345)	-	(48,345)

Balance, December 31, 2008	270,930,000	270,930	(210,180)	(128,385)	-	(67,635)

* - Retroactively restated for 60:1 forward split

COYOTE RESOURCES, INC.
(An Exploration Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM INCEPTION (OCTOBER 31, 2006)
THROUGH MARCH 31, 2012
(UNAUDITED) (RESTATED)

	Common Stock *		Additional		Deficit Accumulated During	Total Stockholders'
	Number of Shares	Amount	Paid-In Capital	Accumulated Deficit	Exploration Stage	Equity (Deficit)
Additional paid-in capital in exchange for facilities provided by related party	-	-	2,400	-	-	2,400

Net loss	-	-	-	(45,207)	-	(45,207)

Balance, December 31, 2009	270,930,000	270,930	(207,780)	(173,592)	-	(110,442)

Additional paid-in capital in exchange for facilities provided by related party	-	-	2,400	-	-	2,400

Discount to notes payable from warrants	-	-	172,500	-	-	172,500

Shares cancelled into treasury and retired	(224,927,880)	(224,928)	224,928	-	-	-

Shares issued for cash	500,000	500	499,500	-	-	500,000

Reclassification of derivative liability from additional paid-in capital	-	-	(637,185)	-	-	(637,185)

Net loss	-	-	-	(59,940)	(1,034,359)	(1,094,299)

Balance, December 31, 2010	46,502,120	46,502	54,363	(233,532)	(1,034,359)	1,167,026

Additional paid-in capital in exchange for facilities provided by related party	-	-	2,400	-	-	2,400

Discount to notes payable from warrants	-	-	42,100	-	-	42,100

Net loss	-	-	-	-	111,394	111,394

Balance, December 31, 2011	46,502,120	$46,502	$98,863	$(233,532)	$(922,965)	$(1,011,132)

* - Retroactively restated for 60:1 forward split

COYOTE RESOURCES, INC.
(An Exploration Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM INCEPTION (OCTOBER 31, 2006)
THROUGH MARCH 31, 2012
(UNAUDITED) (RESTATED)

	Common Stock *		Additional		Deficit Accumulated During	Total Stockholders'
	Number of Shares	Amount	Paid-In Capital	Accumulated Deficit	Exploration Stage	Equity (Deficit)
Additional paid-in capital in exchange for facilities provided by related party	-	-	600	-	-	600

Net loss	-	-	-	-	(400,373)	(400,373)

Balance, March 31, 2012 (unaudited)	46,502,120	$46,502	$99,463	$(233,532)	$(1,323,338)	$(1,410,905)

* - Retroactively restated for 60:1 forward split

COYOTE RESOURCES, INC.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(UNAUDITED) (RESTATED)

	For the Three Months ended March 31, 2012	For the Three Months ended March 31, 2011	For the Period from Inception (October 31, 2006) through March 31, 2012
Cash flows from operating activities
Net loss	$(400,373)	$(2,570,033)	(1,556,870)
Adjustments to reconcile net loss to net cash used in operating activities
Additional paid-in capital in exchange for facilities provided by related party	600	600	13,000
Depreciation	135	153	2,858
Forgiveness of accounts and note payable	-	-	(75,781)
Amortization of debt discount	-	600,000	600,000
Fair value of warrants	-	-	172,500
Loss on derivative liability	306,361	1,581,705	(814,980)
Changes in operating assets and liabilities	-	-	-
Increase in accounts payable and accrued interest	67,193	29,405	279,164

Net cash used in operating activities	(26,084)	(358,170)	(1,380,109)

Cash flows from investing activities
Purchase of property and equipment	-	-	(3,056)
Purchase of unproven mineral properties	-	-	(244,910)

Net cash used by investing activities	-	-	(247,966)

Cash flows from financing activities
Payments on notes payable	(50,000)	(50,000)	(150,000)
Proceeds from issuance of notes payable	95,000	600,000	1,235,000
Proceeds from issuance of loans	-	-	17,000
Proceeds from issuance of common stock	-	-	555,550

Net cash provided by financing activities	45,000	550,000	1,657,550

Net increase (decrease) in cash	18,916	191,830	29,475

Cash, beginning of period	10,559	415,425	-

Cash, end of period	$29,475	$607,253	$29,475

Supplemental disclosure of cash flow information
Income taxes paid	$-	$-	$-

Interest paid	$-	$-	$7,016

Non-cash transaction for unproven mineral properties and assignment of note payable	$-	$-	$950,000
Reclassification of derivative liability from paid-in capital	$-	$-	$637,185
Debt discount from warrants	$-	$42,100	$214,600

COYOTE RESOURCES, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2012
(UNAUDITED) (RESTATED)

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
(UNAUDITED) (RESTATED)

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
(UNAUDITED) (RESTATED)

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

2.            GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred a net loss of ($1,556,870) from inception (October 31, 2006) through March 31, 2012. The Company is subject to those risks associated with exploration stage companies.  The Company has sustained losses since inception and additional debt and equity financing will be required by the Company to fund its development activities and to support operations.  However, there is no assurance that the Company will be able to obtain additional financing.  Furthermore, the Company's existence is dependent upon management's ability to develop profitable operations. These factors, among others, raise substantial doubt that the Company will be able to continue as a going concern.

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
(UNAUDITED) (RESTATED)

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
(UNAUDITED) (RESTATED)
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

The conversion options embedded in these notes all contain provisions that allow the conversion prices to be reset upon issuances of common stock or other convertible instruments by the Company in the future at prices lower than the stated conversion price.  As a result, these embedded conversion options were bifurcated from the related note payable and classified as liabilities. See Note 6.

COYOTE RESOURCES, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2012
(UNAUDITED) (RESTATED)

5.           NOTES PAYABLE (Continued)

A full discount of $600,000 was recorded on these notes due to the warrants and embedded conversion options. The Company amortized the debt discount of $600,000 for the year ended December 31, 2011.

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

On December 31, 2012, the Company determined a fair value of $710,033 for the conversion option liability for the outstanding balance of convertible note.

On March 31, 2012, the Company determined a fair value of $380,105 for the conversion option liability for the outstanding balance of convertible note.

The Company uses the Black Scholes Option Pricing Model to value its based upon the following assumptions: dividend yield of -0-%, daily volatility of 6%-20%, risk free rates from 0.16%-1.29% and an expected term equal to the remaining terms of the notes.

COYOTE RESOURCES, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2011
(UNAUDITED) (RESTATED)

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

The following table sets forth the Company's consolidated financial assets and liabilities, measured at fair value by level within the fair value hierarchy. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Total	Level 1	Level 2	Level 3
LIABILITIES:

Conversion option liability at December 31, 2010	1,267,818	-	-	1,267,818

Conversion option liability at December 31, 2011	73,744	-	-	73,744

Conversion option liability at March 31, 2012	380,105	-	-	380,105

COYOTE RESOURCES, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2011
(UNAUDITED) (RESTATED)

7.           FAIR VALUE (CONTINUED)

The following is a reconciliation of the conversion option liability and detachable warrant liability for which Level 3 inputs were used in determining fair value:

Initial recognition of debt derivative from issuance of August 13, 2010, $500,000 convertible note	$637,185

Increase in fair value of debt derivative	630,633

Ending balance as of December 31, 2010	$1,267,818

Initial recognition of debt derivative from issuance of January 19, 2011, $100,000 convertible note	238,572

Initial recognition of debt derivative from issuance of March 17, 2011, $500,000 convertible note	2,024,721

Decrease in fair value of debt derivative	(123,689)

Ending balance as of March 31, 2011	$3,407,422

Decrease in fair value of debt derivative	(1,911,369)

Ending balance as of June 30, 2011	$1,496,053

Decrease in fair value of debt derivative	(860,042)

Ending balance as of September 30, 2011	$636,011

Decrease in fair value of debt derivative	(562,267)

Ending balance as of December 31, 2011	$73,744

Increase in fair value of debt derivative	306,361

Ending balance as of March 31, 2012	$380,105

COYOTE RESOURCES, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2011
(UNAUDITED) (RESTATED)

7.           FAIR VALUE (CONTINUED)

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

8.            LOANS FROM STOCKHOLDERS

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

On October 27, 2011, the Company issued a promissory note to a stockholder in exchange for $40,000. Per the terms of the note, the principal was due, together with interest at 12% per annum, on January 17, 2012 and the Company is currently negotiating an extension with the stockholder as discussed in Note 14.

COYOTE RESOURCES, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2012
(UNAUDITED)

8.            LOANS FROM STOCKHOLDERS (Continued)

On February 7, 2012, the Company issued a promissory note to a stockholder in exchange for $20,000. Per the terms of the note, the principal was due, together with interest at 12% per annum, on May 7, 2012 and the Company is currently negotiating an extension with the stockholder as discussed in Note 14.

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
(UNAUDITED) (RESTATED)

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

COYOTE RESOURCES, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2012
(UNAUDITED) (RESTATED)

11.          PROVISION FOR INCOME TAXES (Continued)

A summary of the Company’s deferred tax assets as of March 31, 2012 are as follows:

	2012

Federal net operating loss (@ 34%)		$530,000
Less: valuation allowance		(530,000)

Net deferred tax asset	$	---

The valuation allowance increased $28,000 during the three months ended March 31, 2012.

12.         RELATED PARTY TRANSACTIONS

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

COYOTE RESOURCES, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2012
(UNAUDITED) (RESTATED)

15.         RESTATEMENT

The Company has restated its previously issued March 31, 2012 and 2011 financial statements for matters related to the following items:

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

The conversion options embedded in these notes all contain provisions that allow the conversion prices to be reset upon issuances of common stock or other convertible instruments by the Company in the future at prices lower than the stated conversion price.  As a result, these embedded conversion options were bifurcated from the related note payable and classified as liabilities. This resulted in restatements of the accounting originally described in Note 5.  Additionally, our net loss from inception previously recorded of $2,371,850 in Note 2 has been restated to $1,556,870.

The Company has determined that the conversion features were derivatives requiring bifurcation. Accordingly, the Company has calculated the value of the related derivative liabilities using the Black-Scholes model. The net effect that these adjustments had for the three (3) month period ending March 31, 2012, on the Balance Sheet items labeled Derivative liability are (2012 - $380,105, 2011 - $3,407,422), Additional paid-in capital (2012 – $(1,195,085), 2011 - $(1,195,085)), and Deficit accumulated during the exploration stage (2012 – $814,980, 2011 - $(2,212,337)); on the Statement of Changes in Shareholders’ Deficit item labeled Net loss accumulated during exploration stage (2012 - $(306,361), 2011 - $(1,581,705)); and on the Statement of Operations and the Statement of Cash Flows items labeled Loss on derivative liability (2012 - $306,361, 2011 - $1,581,705), and Net loss (2012 - $(306,361), 2011 - $(1,581,705)).

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

Other Expense. For the three months ended March 31, 2012, our other expenses consisted of interest expense in the amount of $30,329 and loss on derivative liability of $306,361.  In comparison, for the three months ended March 31, 2011, our other expense consisted of interest expense of $16,913, amortization of debt discount of $600,000, and loss on derivative liability of $1,581,705 related to our issuance of convertible notes payable during the prior year.

Net Loss.  For the three months ended March 31, 2012, our net loss was $400,373, as compared to the three months ended March 31, 2011, in which our net loss was $2,570,033.  We expect to continue to incur net losses for the foreseeable future.

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

Our total current liabilities were $738,036 as of March 31, 2012, which was represented by accounts payable and accrued expenses of $55,931, current portion of notes payable of $150,000, loans from stockholders of $152,000 and derivative liability of $380,105.  Long-term notes payable as of March 31, 2012 were $1,897,452.

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

Item 6.  Exhibits.

31*	Certification of Principal Executive and Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934
32*	Certification of Principal Executive and Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.ins**	Instant Document
101.sch**	XBRL Taxonomy Schema Document
101.cal**	XBRL Taxonomy Calculation Linkbase Document
101.def**	XBRL Taxonomy Definition Linkbase Document
101.lab**	XBRL Taxonomy Label Linkbase Document
101.pre**	XBRL Taxonomy Presentation Linkbase Document

* Filed herewith.
** To be in an amendment to this Quarterly Report on Form 10-Q/A.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Coyote Resources, Inc., a Nevada corporation

Date: April 16, 2013	By:	/s/ Guy Martin
Guy Martin President, Secretary and Treasurer (Principal Executive, Financial and Accounting Officer)