Form 10-Q/A
period 2012-06-30
Coyote Resources, Inc.
filed 2013-04-16
CIK 1392121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 2)

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

As of August 13, 2012 , there were 46,502,120 shares of the issuer's $.001 par value common stock issued and outstanding.

EXPLANATORY NOTE

Coyote Resources Inc., a Nevada corporation (the “Registrant”) is filing this Amendment No. 1 (the “Amendment”) to its Quarterly Report on Form 10-Q which was originally filed with the Securities and Exchange Commission (“SEC”) on August 14, 2012 (the “Original Form 10-Q”) to incorporate certain restated financial information. As previously disclosed in the Registrant’s Current Report on Form 8-K filed on April 16, 2013, the Registrant’s Board of Directors concluded that the financial statements in the Original Form 10-Q should not be relied on due to certain errors in correctly reporting the effects of derivative accounting required for certain of the Registrant’s convertible debt instruments.  The Registrant has included the necessary restated financial information in Note 15 to the financial statements contained in this Amendment. Except for the restated financial information, all other information in this Amendment has not been updated to reflect events that occurred after August 14, 2012, the filing date of the Original Form 10-Q. Accordingly, this Amendment should be read in conjunction with the Registrant’s filings made with the SEC subsequent to the filing of the Original Form 10-Q. The Company has re-filed the entire Form 10-Q in order to provide more convenient access to the amended information in context.

PART II

OTHER INFORMATION

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.
COYOTE RESOURCES, INC.
(An Exploration Stage Company)
BALANCE SHEETS
(RESTATED)

ASSETS

	June 30, 2012 (UNAUDITED)	December 31, 2011
Current assets
Cash	$5,263	$10,559
Total current assets	5,263	10,559

Property and equipment, net of $2,906 and $2,723 accumulated depreciation, respectively	150	333

Unproven mineral properties	1,194,910	1,194,910

Total assets	$1,200,323	$1,205,802

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued expenses	$127,826	$16,464
Notes payable, current	200,000	200,000
Loans from stockholders	182,000	57,000
Derivative liability	131,672	73,744

Total current liabilities	641,498	347,208

Notes payable, long-term (including accrued interest)	1,873,397	1,869,726

Stockholders’ equity (deficit)
Preferred stock, $.001 par value; 30,000,000 shares authorized, -0- shares issued and outstanding	-	-
Common stock, $.001 par value; 300,000,000 shares authorized, 46,502,120 shares issued and outstanding	46,502	46,502
Additional paid-in capital	99,863	98,863
Accumulated deficit	(233,532)	(233,532)
Deficit accumulated during the exploration stage	(1,227,405)	(922,965)

Total stockholders’ equity (deficit)	(1,314,572)	(1,011,132)

Total liabilities and stockholders’ equity (deficit)	$1,200,323	$1,205,802

COYOTE RESOURCES, INC.
 (An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(UNAUDITED) (RESTATED)

	For the Three Months ended June 30, 2012	For the Three Months ended June 30, 2011	For the Six Months ended June 30, 2012	For the Six Months ended June 30, 2011	For the Period from Inception (October 31, 2006) through June 30, 2012
Revenues	$-	$-	$-	$-	$-

Operating expenses
Exploration costs	7,974	137,962	8,096	295,248	439,560
Legal and professional	79,877	62,832	127,406	161,498	538,578
Officer compensation	10,000	25,500	10,000	131,000	200,500
General and administrative	23,997	57,728	40,030	67,691	231,068

Total operating expenses	121,848	284,022	185,532	655,437	1,409,706

Loss from continuing operations	(121,848)	(284,022)	(185,532)	(655,437)	(1,409,706)

Other income (expense)
Forgiveness of accounts and note payable	-	-			75,781
Interest income	-	-			1,885
Fair value of warrants	-	-			(172,500)
Amortization of debt discount	-	-		(600,000)	(600,000)
Interest expense	(30,651)	(28,151)	(60,980)	(45,064)	(186,278)
Loss on derivative liability	248,433	1,911,369	(57,928)	329,665	1,063,413
Total other income (expense)	217,782	1,883,218	(118,908)	(315,399)	182,301

Loss before discontinued operations and income taxes	95,934	1,599,196	(304,440)	(970,836)	(1,227,405)

Loss on discontinued operations	-	-	-	-	(233,532)

Loss before income taxes	95,934	1,599,196	(304,440)	(970,836)	(1,460,937)

Provision for income taxes	-	-	-	-	-

Net loss	$95,934	$1,599,196	$(304,440)	$(970,836)	$(1,460,937)

Net loss per common share – basic and diluted	$(0.00)	$(0.03)	$(0.01)	$(0.02)

Weighted average of common shares – basic and diluted	46,502,120	46,502,120	46,502,120	46,502,120

COYOTE RESOURCES, INC.
(An Exploration Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM INCEPTION (OCTOBER 31, 2006)
THROUGH JUNE 30, 2012
 (UNAUDITED) (RESTATED)

	Common Stock*		Additional		Deficit Accumulated During	Total Stockholders'
	Number of Shares	Amount	Paid-In Capital	Accumulated Deficit	Exploration Stage	Equity (Deficit)

Balance, October 31, 2006	-	$-	$-	$-	$-	$-

Issuance of common stock, November 1, 2006	240,000,000	240,000	236,000	-	-	4,000

Additional paid-in capital in exchange for facilities provided by related party	-	-	400	-	-	400

Net loss	-	-	-	(11,014)	-	(11,014)

Balance, December 31, 2006	240,000,000	240,000	(235,600)	(11,014)	-	(6,614)

Issuance of common stock for cash, June 30, 2007	18,930,000	18,930	12,620	-	-	31,550

Issuance of common stock for cash, July 23, 2007	12,000,000	12,000	8,000	-	-	20,000

Additional paid-in capital in exchange for facilities provided by related party	-	-	2,400	-	-	2,400

Net loss	-	-	-	(69,026)	-	(69,026)

Balance, December 31, 2007	270,930,000	270,930	(212,580)	(80,040)	-	(21,690)

Additional paid-in capital in exchange for facilities provided by related party	-	-	2,400	-	-	2,400

Net loss	-	-	-	(48,345)	-	(48,345)

Balance, December 31, 2008	270,930,000	270,930	(210,180)	(128,385)	-	(67,635)

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

* - Retroactively restated for 60:1 forward split

COYOTE RESOURCES, INC.
(An Exploration Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM INCEPTION (OCTOBER 31, 2006)
THROUGH JUNE 30, 2012
 (UNAUDITED)  (RESTATED)

	Common Stock *		Additional		Deficit Accumulated During	Total Stockholders'
	Number of Shares	Amount	Paid-In Capital	Accumulated Deficit	Exploration Stage	Equity (Deficit)
Additional paid-in capital in exchange for facilities provided by related party	-	-	1,000	-	-	1,000

Net loss	-	-	-	-	(304,440)	(304,440)

Balance June 30, 2012 (unaudited)	46,502,120	$46,502	$99,863	$(233,532)	$(1,227,405)	$(1,314,572)

* - Retroactively restated for 60:1 forward split

COYOTE RESOURCES, INC.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(UNAUDITED) (RESTATED)

	For the Six Months ended June 30, 2012	For the Six Months ended June 30, 2011	For the Period from Inception (October 31, 2006) through June 30, 2012
Cash flows from operating activities
Net loss	$(304,440)	$(970,836)	(1,460,937)
Adjustments to reconcile net loss to net cash used in operating activities
Additional paid-in capital in exchange for facilities provided by related party	1,000	1,200	13,400
Depreciation	183	305	2,906
Forgiveness of accounts and note payable	-	-	(75,781)
Amortization of debt discount	-	600,000	600,000
Fair value of warrants	-	-	172,500
Loss on derivative liability	57,928	(329,665)	(1,063,413)
Changes in operating assets and liabilities	-	-	-
Increase in accounts payable and accrued interest	165,033	45,749	377,004

Net cash used in operating activities	(80,296)	(653,247)	(1,434,321)

Cash flows from investing activities
Purchase of property and equipment	-	-	(3,056)
Purchase of unproven mineral properties	-	-	(204,910)

Net cash used by investing activities	-	-	(207,966)

Cash flows from financing activities
Payments on notes payable	(50,000)	(50,000)	(190,000)
Proceeds from issuance of notes payable	125,000	600,000	1,265,000
Proceeds from issuance of loans	-	-	17,000
Proceeds from issuance of common stock	-	-	555,550

Net cash provided by financing activities	75,000	550,000	1,647,550

Net increase (decrease) in cash	(5,296)	(103,247)	5,263

Cash, beginning of period	10,559	415,423	-

Cash, end of period	$5,263	$312,176	$5,263

Supplemental disclosure of cash flow information
Income taxes paid	$-	$-	$-

Interest paid	$-	$-	$7,016

Non-cash transaction for unproven mineral properties and assignment of note payable	$-	$-	$950,000
Reclassification of derivative liability from paid-in capital	$-	$-	$637,185
Debt discount from warrants	$-	$42,100	$214,600

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

2.            GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred a net loss of $1,460,937 from inception (October 31, 2006) through June 30, 2012. The Company is subject to those risks associated with exploration stage companies.  The Company has sustained losses since inception and additional debt and equity financing will be required by the Company to fund its development activities and to support operations.  However, there is no assurance that the Company will be able to obtain additional financing.  Furthermore, the Company's existence is dependent upon management's ability to develop profitable operations. These factors, among others, raise substantial doubt that the Company will be able to continue as a going concern.

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

COYOTE RESOURCES, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2012
(UNAUDITED)  (RESTATED)

5.           NOTES PAYABLE (Continued)

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

On June 30, 2012, the Company determined a fair value of $131,672 for the conversion option liability for the outstanding balance of convertible note.

The Company uses the Black Scholes Option Pricing Model to value its based upon the following assumptions: dividend yield of -0-%, daily volatility of 6%-20%, risk free rates from 0.16%-1.29% and an expected term equal to the remaining terms of the notes.

COYOTE RESOURCES, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2012
 (UNAUDITED) (RESTATED)
7.           FAIR VALUE

The Company measures fair value in accordance with a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The h ierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described below:

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

	Total	Level 1	Level 2	Level 3
LIABILITIES:

Conversion option liability at December 31, 2010	1,267,818	-	-	1,267,818

Conversion option liability at December 31, 2011	73,744	-	-	73,744

Conversion option liability at June 30, 2012	131,672	-	-	131,672

COYOTE RESOURCES, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2012
 (UNAUDITED) (RESTATED)
7.           FAIR VALUE (CONTINUED)

The following is a reconciliation of the conversion option liability and detachable warrant liability for which Level 3 inputs were used in determining fair value:

Initial recognition of debt derivative from issuance of August 13, 2010, $500,000 convertible note	$637,185

Increase in fair value of debt derivative	630,633

Ending balance as of December 31, 2010	$1,267,818

Initial recognition of debt derivative from issuance of January 19, 2011, $100,000 convertible note	238,572

Initial recognition of debt derivative from issuance of March 17, 2011, $500,000 convertible note	2,024,721

Decrease in fair value of debt derivative	(123,689)

Ending balance as of March 31, 2011	$3,407,422

Decrease in fair value of debt derivative	(1,911,369)

Ending balance as of June 30, 2011	$1,496,053

Decrease in fair value of debt derivative	(860,042)

Ending balance as of September 30, 2011	$636,011

Decrease in fair value of debt derivative	(562,267)

Ending balance as of December 31, 2011	$73,744

Increase in fair value of debt derivative	306,361

Ending balance as of March 31, 2012	$380,105

Increase in fair value of debt derivative	(248,433)

Ending balance as of June 30, 2012	$131,672

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

8            LOANS FROM STOCKHOLDERS

The Company has various demand notes with a stockholder in the aggregate amount of $17,000 that each accrue interest at 10% per annum.  The proceeds of these notes were used for working capital purposes.

On October 27, 2011, the Company issued a promissory note to a stockholder in exchange for $40,000. Per the terms of the note, the principal was due, together with interest at 12% per annum, on January 17.

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
(UNAUDITED)  (RESTATED)

8.            LOANS FROM STOCKHOLDERS (Continued)

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

COYOTE RESOURCES, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2012
(UNAUDITED)  (RESTATED)

11.          PROVISION FOR INCOME TAXES (Continued)

As of  June 30, 2012 the Company had federal net operating loss carry-forwards of approximately $1,460,000 , which can be used to offset future federal income tax.  The federal and state net operating loss carry-forwards expire at various dates through 2030.  Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured.

A summary of the Company’s deferred tax assets as of June 30, 2012 are as follows:

	2012

Federal net operating loss (@ 34%)		$496,000
Less: valuation allowance		(496,000)

Net deferred tax asset	$	---

The valuation allowance increased $102,000 during the six months ended June 30, 2012.

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

14.         SUBSEQUENT EVENTS

On August 2, 2012, the Company borrowed $70,000 from an investor and issued a promissory note in the amount of $86,709.50 to the investor for the loans for $16,709.50 borrowed on July 6, 2012 and $70,000 borrowed on August 2, 2012. The note is due on November 2, 2012 and bears interest at the annual rate of 12%.

COYOTE RESOURCES, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2012
(UNAUDITED) (RESTATED)

15.         RESTATEMENT

The Company has restated its previously issued June 30, 2012 and 2011 financial statements for matters related to the following items:

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

The conversion options embedded in these notes all contain provisions that allow the conversion prices to be reset upon issuances of common stock or other convertible instruments by the Company in the future at prices lower than the stated conversion price.  As a result, these embedded conversion options were bifurcated from the related note payable and classified as liabilities. This resulted in restatements of the accounting originally described in Note 5.  Additionally, our net loss from inception previously recorded of $2,524,350 in Note 2 has been restated to $1,460,937.

The Company has determined that the conversion features were derivatives requiring bifurcation. Accordingly, the Company has calculated the value of the related derivative liabilities using the Black-Scholes model. The net effect that these adjustments had for the six (6) month period ending June 30, 2012, on the Balance Sheet items labeled Derivative liability are (2012 - $131,672, 2011 - $1,496,053), Additional paid-in capital (2012 – $(1,195,085), 2011 - $(1,195,085)), and Deficit accumulated during the exploration stage (2012 – $1,063,413, 2011 -$(300,968)); on the Statement of Changes in Shareholders’ Deficit item labeled Net loss accumulated during exploration stage (2012 - $(57,928), 2011 - $329,665); and on the Statement of Operations and the Statement of Cash Flows items labeled Loss on derivative liability (2012 - $57,928, 2011 - $(329,665)), and Net loss (2012 - $(57,928), 2011 - $329,665).

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

Other Expense. For the three months ended June 30, 2012, our other expenses consisted of interest expense in the amount of $30,651, and gain on derivative liability of $248,433.  In comparison, for the three months ended June 30, 2011, our other expenses consisted of interest expense of $28,151, and gain on derivative liability of $1,911,369.

Net Profit/Loss.  For the three months ended June 30, 2012, our net profit was $95,934, as compared to the three months ended June 30, 2011, in which our net profit was $1,599,196.  We expect to continue to incur net losses for the foreseeable future.

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
Other Expense. For the six months ended June 30, 2012, our other expenses consisted of interest expense in the amount of $60,980, and loss on derivative liability of $57,928.  In comparison, for the six months ended June 30, 2011, our other expense consisted of interest expense of $45,064, amortization of debt discount of $600,000, and gain on derivative liability of $329,665 related to our issuance of convertible notes payable during the prior years.

Net Loss.  For the six months ended June 30, 2012, our net loss was $304,440, as compared to the six months ended June 30, 2011, in which our net loss was $970,836.  We expect to continue to incur net losses for the foreseeable future.

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

Our total current liabilities were $641,498 as of June 30, 2012, which was represented by accounts payable and accrued expenses of $127,826, current portion of notes payable of $200,000, loans from stockholders of $182,000, and derivative liability of $131,672.  Long-term notes payable as of June 30, 2012 were $1,873,397.

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

Coyote Resources, Inc., a Nevada corporation

Date: April 16, 2012	By:	/s/ Guy Martin
Guy Martin President, Secretary and Treasurer (Principal Executive, Financial and Accounting Officer)