Form 10-Q/A
period 2012-09-30
Coyote Resources, Inc.
filed 2013-04-16
CIK 1392121

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

EXPLANATORY NOTE

Coyote Resources Inc., a Nevada corporation (the “Registrant”) is filing this Amendment No. 1 (the “Amendment”) to its Quarterly Report on Form 10-Q which was originally filed with the Securities and Exchange Commission (“SEC”) on November 14, 2012 (the “Original Form 10-Q”) to incorporate certain restated financial information. As previously disclosed in the Registrant’s Current Report on Form 8-K filed on April 16, 2013, the Registrant’s Board of Directors concluded that the financial statements in the Original Form 10-Q should not be relied on due to certain errors in correctly reporting the effects of derivative accounting required for certain of the Registrant’s convertible debt instruments.  The Registrant has included the necessary restated financial information in Note 15 to the financial statements contained in this Amendment. Except for the restated financial information, all other information in this Amendment has not been updated to reflect events that occurred after November 14, 2012, the filing date of the Original Form 10-Q. Accordingly, this Amendment should be read in conjunction with the Registrant’s filings made with the SEC subsequent to the filing of the Original Form 10-Q. The Company has re-filed the entire Form 10-Q in order to provide more convenient access to the amended information in context.

PART II

OTHER INFORMATION

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.
COYOTE RESOURCES, INC.
(An Exploration Stage Company)
BALANCE SHEETS
(RESTATED)

ASSETS

	September 30, 2012 (UNAUDITED)	December 31, 2011
Current assets
Cash	$1,620	$10,559
Total current assets	1,620	10,559

Property and equipment, net of $2,906 and $2,723 accumulated depreciation, respectively	102	333

Unproven mineral properties	1,194,910	1,194,910

Total assets	$1,196,632	$1,205,802

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued expenses	$297,683	$16,464
Notes payable, current	1,300,000	200,000
Loans from stockholders	17,000	57,000
Derivative liability	86,407	73,744

Total current liabilities	1,701,090	347,208

Notes payable, long-term (including accrued interest)	865,895	1,869,726

Stockholders’ equity (deficit)
Preferred stock, $.001 par value; 30,000,000 shares authorized, -0- shares issued and outstanding	-	-
Common stock, $.001 par value; 300,000,000 shares authorized, 46,502,120 shares issued and outstanding	46,502	46,502
Additional paid-in capital	99,863	98,863
Accumulated deficit	(233,532)	(233,532)
Deficit accumulated during the exploration stage	(1,283,186)	(922,965)

Total stockholders’ equity (deficit)	(1,370,353)	(1,011,132)

Total liabilities and stockholders’ equity (deficit)	$1,196,632	$1,205,802

COYOTE RESOURCES, INC.
 (An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(UNAUDITED) (RESTATED)

	For the Three Months ended September 30, 2012	For the Three Months ended September 30, 2011	For the Nine Months ended September 30, 2012	For the Nine Months ended September 30, 2011	For the Period from Inception (October 31, 2006) through September 30, 2012
Revenues	$-	$-	$-	$-	$-

Operating expenses
Exploration costs	-	130,096	8,097	425,344	439,560
Legal and professional	29,757	42,919	157,163	204,416	568,335
Officer compensation	30,000	17,000	40,000	148,000	230,500
General and administrative	6,285	40,166	46,314	107,857	237,353

Total operating expenses	66,042	230,181	251,574	885,617	1,475,748

Loss from continuing operations	(66,042)	(230,181)	(251,574)	(885,617)	(1,475,748)

Other income (expense)
Forgiveness of accounts and note payable	-	-			75,781
Interest income	-	-			1,885
Fair value of warrants	-	-			(172,500)
Amortization of debt discount	-	-		(600,000)	(600,000)
Interest expense	(35,004)	(28,457)	(95,984)	(73,521)	(221,282)
Gain (Loss) on derivative liability	45,265	860,042	(12,663)	1,189,707	1,108,678

Total other income (expense)	10,261	831,585	(108,647)	516,186	192,562

Loss before discontinued operations and income taxes	(55,791)	601,404	(360,221)	(369,431)	(1,283,186)

Loss on discontinued operations	-	-	-	-	(233,532)

Loss before income taxes	(55,791)	601,404	(360,221)	(369,431)	(1,516,718)

Provision for income taxes	-	-	-	-	-

Net loss	$(55,791)	$601,404	$(360,221)	$(369,431)	$(1,516,718)

Net loss per common share – basic and diluted	$(0.01)	$0.01	$(0.01)	$(0.01)

Weighted average of common shares – basic and diluted	46,502,120	46,502,120	46,502,120	46,502,120

COYOTE RESOURCES, INC.
(An Exploration Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM INCEPTION (OCTOBER 31, 2006)
THROUGH SEPTEMBER 30, 2012
(UNAUDITED) (RESTATED)

	Common Stock*		Additional		Deficit Accumulated During	Total Stockholders'
	Number of Shares	Amount	Paid-In Capital	Accumulated Deficit	Exploration Stage	Equity (Deficit)

Balance, October 31, 2006	-	$-	$-	$-	$-	$-

Issuance of common stock, November 1, 2006	240,000,000	4,240,000	(236,000)	-	-	4,000

Additional paid-in capital in exchange for facilities provided by related party	-	-	400	-	-	400

Net loss	-	-	-	(11,014)	-	(11,014)

Balance, December 31, 2006	240,000,000	4,240,000	(235,600)	(11,014)	-	(6,614)

Issuance of common stock for cash, June 30, 2007	18,930,000	18,930	12,620	-	-	31,550

Issuance of common stock for cash, July 23, 2007	12,000,000	12,000	8,000	-	-	20,000

Additional paid-in capital in exchange for facilities provided by related party	-	-	2,400	-	-	2,400

Net loss	-	-	-	(69,026)	-	(69,026)

Balance, December 31, 2007	270,930,000	270,930	(212,580)	(80,040)	-	(21,690)

Additional paid-in capital in exchange for facilities provided by related party	-	-	2,400	-	-	2,400

Net loss	-	-	-	(48,345)	-	(48,345)

Balance, December 31, 2008	270,930,000	270,930	(210,180)	(128,385)	-	(67,635)

* - Retroactively restated for 60:1 forward split

COYOTE RESOURCES, INC.
(An Exploration Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM INCEPTION (OCTOBER 31, 2006)
THROUGH SEPTEMBER 30, 2012
(UNAUDITED) (RESTATED)

	Common Stock *		Additional		Deficit Accumulated During	Total Stockholders'
	Number of Shares	Amount	Paid-In Capital	Accumulated Deficit	Exploration Stage	Equity (Deficit)
Additional paid-in capital in exchange for facilities provided by related party	-	-	2,400	-	-	2,400

Net loss	-	-	-	(45,207)	-	(45,207)

Balance, December 31, 2009	270,930,000	270,930	(207,780)	(173,592)	-	(110,442)

Additional paid-in capital in exchange for facilities provided by related party	-	-	2,400	-	-	2,400

Discount to notes payable from warrants	-	-	172,500	-	-	172,500

Shares cancelled into treasury and retired	(224,927,880)	(224,928)	224,928	-	-	-

Shares issued for cash	500,000	500	499,500	-	-	500,000

Reclassification of derivative liability from additional paid-in capital	-	-	(637,185)	-	-	(637,185)

Net loss	-	-	-	(59,940)	(1,034,359)	(1,094,299)

Balance, December 31, 2010	46,502,120	46,502	54,363	(233,532)	(1,034,359)	(1,167,026)

Additional paid-in capital in exchange for facilities provided by related party	-	-	2,400	-	-	2,400

Discount to notes payable from warrants	-	-	42,100			42,100

Net loss	-	-	-	-	111,394	111,394

Balance, December 31, 2011	46,502,120	$46,502	$98,863	$(233,532)	$(922,965)	$(1,011,132)

* - Retroactively restated for 60:1 forward split

COYOTE RESOURCES, INC.
(An Exploration Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM INCEPTION (OCTOBER 31, 2006)
THROUGH SEPTEMBER 30, 2012
(UNAUDITED) (RESTATED)

	Common Stock *		Additional		Deficit Accumulated During	Total Stockholders'
	Number of Shares	Amount	Paid-In Capital	Accumulated Deficit	Exploration Stage	Equity (Deficit)
Additional paid-in capital in exchange for facilities provided by related party	-	-	1,000	-	-	1,000

Net loss	-	-	-	-	(360,221)	(360,221)

Balance September 30, 2012 (unaudited)	46,502,120	$46,502	$99,863	$(233,532)	$(1,283,186)	$(1,370,353)

* - Retroactively restated for 60:1 forward split

COYOTE RESOURCES, INC.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(UNAUDITED) (RESTATED)

	For the Nine Months ended September 30, 2012	For the Nine Months ended September 30, 2011	For the Period from Inception (October 31, 2006) through September 30, 2012
Cash flows from operating activities
Net loss	$(360,221)	$(369,431)	(1,516,718)
Adjustments to reconcile net loss to net cash used in operating activities
Additional paid-in capital in exchange for facilities provided by related party	1,000	1,800	13,400
Depreciation	231	458	2,954
Forgiveness of accounts and note payable	-	-	(75,781)
Amortization of debt discount	-	600,000	600,000
Fair value of warrants	-	-	172,500
Loss on derivative liability	12,663	(1,189,707)	(1,108,678)
Changes in operating assets and liabilities
Increase in accounts payable and accrued interest	175,678	64,858	387,649

Net cash used in operating activities	(170,649)	(892,022)	(1,524,674)

Cash flows from investing activities
Purchase of property and equipment	-	-	(3,056)
Purchase of unproven mineral properties	-	-	(204,910)

Net cash used by investing activities	-	-	(207,966)

Cash flows from financing activities
Payments on notes payable	(150,000)	(100,000)	(290,000)
Proceeds from issuance of notes payable	311,710	600,000	1,451,710
Proceeds from issuance of loans	-	-	17,000
Proceeds from issuance of common stock	-	-	555,550

Net cash provided by financing activities	161,710	500,000	1,734,260

Net increase (decrease) in cash	(8,939)	(392,022)	1,620

Cash, beginning of period	10,559	415,423	-

Cash, end of period	$1,620	$23,401	$1,620

Supplemental disclosure of cash flow information
Income taxes paid	$-	$-	$-

Interest paid	$-	$-	$7,016

Non-cash transaction for unproven mineral properties and assignment of note payable	$-	$-	$950,000
Reclassification of derivative liability from paid-in capital	$-	$-	$637,185
Debt discount from warrants	$-	$42,100	$214,600

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

2.            GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred a net loss of $1,516,718 from inception (October 31, 2006) through September 30, 2012. The Company is subject to those risks associated with exploration stage companies.  The Company has sustained losses since inception and additional debt and equity financing will be required by the Company to fund its development activities and to support operations.  However, there is no assurance that the Company will be able to obtain additional financing.  Furthermore, the Company's existence is dependent upon management's ability to develop profitable operations. These factors, among others, raise substantial doubt that the Company will be able to continue as a going concern.

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
(UNAUDITED) (RESTATED)

5.           NOTES PAYABLE (Continued)

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

On September 30, 2012, the Company determined a fair value of $86,407 for the conversion option liability for the outstanding balance of convertible note.

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

	Total	Level 1	Level 2	Level 3
LIABILITIES:

Conversion option liability at December 31, 2010	1,267,818	-	-	1,267,818

Conversion option liability at December 31, 2011	73,744	-	-	73,744

Conversion option liability at September 30, 2012	86,407	-	-	86,407

The following is a reconciliation of the conversion option liability and detachable warrant liability for which Level 3 inputs were used in determining fair value:

Initial recognition of debt derivative from issuance of August 13, 2010, $500,000 convertible note	$637,185

Increase in fair value of debt derivative	630,633

Ending balance as of December 31, 2010	$1,267,818

Initial recognition of debt derivative from issuance of January 19, 2011, $100,000 convertible note	238,572

Initial recognition of debt derivative from issuance of March 17, 2011, $500,000 convertible note	2,024,721

Decrease in fair value of debt derivative	(123,689)

Ending balance as of March 31, 2011	$3,407,422

Decrease in fair value of debt derivative	(1,911,369)

Ending balance as of June 30, 2011	$1,496,053

Decrease in fair value of debt derivative	(860,042)

Ending balance as of September 30, 2011	$636,011

Decrease in fair value of debt derivative	(562,267)

Ending balance as of December 31, 2011	$73,744

Increase in fair value of debt derivative	306,361

Ending balance as of March 31, 2012	$380,105

Increase in fair value of debt derivative	(248,433)

Ending balance as of June 30, 2012	$131,672

Increase in fair value of debt derivative	(45,265)

Ending balance as of September 30, 2012	$86,407

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
(UNAUDITED) (RESTATED)

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

As of September 30, 2012, the Company had federal net operating loss carry-forwards of approximately $1,517,000 , which can be used to offset future federal income tax.  The federal and state net operating loss carry-forwards expire at various dates through 2030.  Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured.

A summary of the Company’s deferred tax assets as of September 30, 2012 are as follows:

	2012

Federal net operating loss (@ 34%)		$516,000
Less: valuation allowance		(516,000)

Net deferred tax asset	$	---

The valuation allowance increased $122,000 during the nine months ended September 30, 2012.

COYOTE RESOURCES, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2012
(UNAUDITED) (RESTATED)

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

15.         RESTATEMENT

The Company has restated its previously issued September 30, 2012 and 2011 financial statements for matters related to the following items:

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

The conversion options embedded in these notes all contain provisions that allow the conversion prices to be reset upon issuances of common stock or other convertible instruments by the Company in the future at prices lower than the stated conversion price.  As a result, these embedded conversion options were bifurcated from the related note payable and classified as liabilities. This resulted in restatements of the accounting originally described in Note 5.  Additionally, our net loss from inception previously recorded of $2,625,396 in Note 2 has been restated to $1,516,718.

The Company has determined that the conversion features were derivatives requiring bifurcation. Accordingly, the Company has calculated the value of the related derivative liabilities using the Black-Scholes model. The net effect that these adjustments had for the nine (9) month period ending September 30, 2012, on the Balance Sheet items labeled Derivative liability are (2012 - $86,407, 2011 - $636,011), Additional paid-in capital (2012 – $(1,195,085), 2011 - $(1,195,085)), and Deficit accumulated during the exploration stage (2012 – $1,108,678, 2011 -$559,074); on the Statement of Changes in Shareholders’ Deficit item labeled Net loss accumulated during exploration stage (2012 - $(12,663), 2011 - $1,121,341); and on the Statement of Operations and the Statement of Cash Flows items labeled Loss on derivative liability (2012 - $12,663, 2011 - $(1,121,341)), and Net loss (2012 - $(12,663), 2011 - $1,121,341).

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

Other Expense. For the three months ended September 30, 2012, our other expenses consisted of interest expense in the amount of $35,004, and gain on derivative liability of $45,265 .  In comparison, for the three months ended September 30, 2011, our other expense consisted of interest expense of $28,457, and gain on derivative liability of $860,042.

Net Loss.  For the three months ended September 30, 2012, our net loss was $ 55,791 , as compared to the three months ended September 30, 2011, in which our net profit was $601,404 .  We expect to continue to incur net losses for the foreseeable future.

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

Other Expense. For the nine months ended September 30, 2012, our other expenses consisted of interest expense in the amount of $95,984, and loss on derivative liability of $12,663 .  In comparison, for the nine months ended September 30, 2011, our other expenses consisted of interest expense of $73,521, amortization of debt discount of $600,000, and gain on derivative liability of $1,121,341, related to our issuance of convertible notes payable during the prior year.

Net Profit/ Loss.  For the nine months ended September 30, 2012, our net loss was $360,221 , as compared to the nine months ended September 30, 2011, in which our net loss was $437,797 .  We expect to continue to incur net losses for the foreseeable future.

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

Our total current liabilities were $1,701,090 as of September 30, 2012, which was represented by accounts payable and accrued expenses of $297,683, current portion of notes payable of $200,000, loans from stockholders of $17,000, a convertible note totaling $1,100,000 of principal, pursuant to a Note and Warrant Purchase Agreement (the “Financing Agreement”) we entered into with Socially Responsible Wealth Management Ltd. (“SRWM”) in August 2010, and derivative liability of $86,407.   Long-term notes payable as of September 30, 2012 were $865,895.

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

In order to implement our business plan in the manner we envision, we need to raise additional capital.  We cannot guaranty that we will be able to raise additional funds. Moreover , in the event that we can raise additional funds, we cannot guaranty that additional funding will be available on favorable terms.

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