Form 10-K
period 2012-12-31
Coyote Resources, Inc.
filed 2013-04-16
CIK 1392121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes      ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  As of June 30, 2012, approximately $2,920,163.

As of April 16, 2013, there were 46,502,120 shares of the issuer's $.001 par value common stock issued and outstanding.

Documents incorporated by reference. There are no annual reports to security holders, proxy information statements, or any prospectus filed pursuant to Rule 424 of the Securities Act of 1933 incorporated herein by reference.

TABLE OF CONTENTS

PART I

PART II
PART III
PART IV

Item 15.	Exhibits, Financial Statement Schedules	46

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

Employees. As of April 16, 2013, we have no significant employees other than our two officers. We plan to outsource independent consultants on a consulting basis to conduct the work programs on our mineral properties in order to carry out our plan of operations.

Facilities. Our executive offices are located at 1671 SW 105 Lane, Davie, Florida 33324 and our telephone number is (786) 423-1811.

Internet Website. Our Internet website, which is located at www.coyoteresourcesinc.com, describes our properties, management, and information regarding our industry.

Legal Proceedings. There are no legal actions pending against us nor are any legal actions contemplated by us at this time.

Item 1A.   Risk Factors.

An investment in our securities involves a high degree of risk.  You should carefully consider the risks described below together with all of the other information included in this report before making an investment decision with regard to our securities.  If any of the following risks actually occurs, our business, financial condition, and/or results of operations could be harmed.  In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.  You should only purchase our securities if you can afford to suffer the loss of your entire investment.

Risks Related to our Business:

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

For the period from inception (October 31, 2006) to December 31, 2012, we have a net loss of $2,723,491. We cannot guarantee that we will be able to generate any significant revenues or that our future operations will result in net income. We may not ever be able to operate profitability on a quarterly or annual basis in the future. Our failure to generate and increase our revenues will harm our business. If the amount of time it takes for us generate revenues is longer than we anticipate or our operating expenses exceed our expectations, our operating results will suffer and our business may fail.

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

We are substantially dependent upon the continued services of Guy Martin and Howard Lahti.  We do not have any key person life insurance or disability insurance for Mr. Martin or Mr. Lahti.   The loss of the services of both of these officers could significantly hinder our operations.  Our success is also largely dependent on our ability to hire highly qualified personnel.  This is particularly true in the highly technical business such as mineral exploration.  These individuals are in high demand and we may not be able to retain the personnel we need.  In addition, we may not be able to afford the high salaries and fees demanded by qualified personnel, or may lose such employees after they are hired.  Failure to hire key personnel when needed, or on acceptable terms, to carry out our exploration and mining programs would harm our business.

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

Mining is subject to extensive regulation by state and federal regulatory authorities.  State and federal statutes regulate environmental quality, safety, exploration procedures, reclamation, employees’ health and safety, use of explosives, air quality standards, pollution of stream and fresh water sources, noxious odors, noise, dust, and other environmental protection controls as well as the rights of adjoining property owners.  We believe that we are currently operating in compliance with all known safety and environmental standards and regulations applicable to our Nevada properties.  However, there can be no assurance that our compliance could be challenged or that future changes in federal or Nevada laws, regulations or interpretations thereof will not have a material adverse effect on our ability to resume and sustain exploration operations.

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

Risks Related to our Common Stock:

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

We need additional capital, and the sale of additional shares or other equity securities will result in additional dilution to our stockholders.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our Facilities. Our executive offices are located at 1671 SW 105 Lane, Davie, Florida 33324.  The offices are shared office space in which Guy Martin, our officer and director, provides approximately 100 square feet of leased office space to us at no charge.  Our executive offices were previously located at 5490 Longley Lane, Reno, Nevada 89511where we rented space in a shared office at a charge of $800 per month. Our previous officer and director, Dr. Earl Abbott, also provided shared office space at no charge for which we charged the estimated fair value rent of $200 per month to operations through May 2012. We recorded rent expense of $9,000 for the year ended December 31, 2012. We believe that our facilities are adequate for our needs and that additional suitable space will be available on acceptable terms as required. We do not have a written lease or sublease agreement with Mr. Martin.

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

All work on this property was personally conducted or supervised by our former President, Dr. Earl Abbott, who is qualified to conduct the proposed exploration work. Dr. Abbott is a Certified Professional Geologist and Qualified Person by the American Institute of Professional Geologists.  Dr. Abbott is also a senior geologist with 40 years of experience in mineral exploration for large and small companies in the western United States, Alaska, Mexico, China, Africa, and Costa Rica.

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

In order to retain our rights to the claims in the Mining Lease, we need to make semi-annual payments of $15,000 to the lessor. We are also responsible for paying $15,540 in annual maintenance fees to the U.S. Department of the Interior, Bureau of Land Management and $1,169.50 for the Notice of Intent to Hold to the Eureka County Recorder. As of the date of this report, we have not incurred any significant costs on this property other than making all required payments pursuant to the Mining Lease.

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

All necessary payments to retain our claims include payments to the owner pursuant to the Mining Lease, and payments of the Notice of Intent to Hold to the Eureka County Recorder, and the annual maintenance fee to the US Bureau of Land Management. We are responsible for making AMR payments of $15,000, twice per year, to the owner.

Item 3. Legal Proceedings.

We are not currently a party to any legal proceedings.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information.  Our common stock is quoted on the OTCQB under the symbol "COYR".  Since our change of business and name, our shares have only experienced trading activity since October 2010. For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

	High ($)	Low ($)
Fiscal Year 2012
First Quarter	$0.30	$0.05
Second Quarter	$0.22	$0.08
Third Quarter	$0.22	$0.06
Fourth Quarter	$0.45	$0.05

Fiscal Year 2011
First Quarter	$2.44	$1.45
Second Quarter	$1.98	$0.95
Third Quarter	$1.10	$0.50
Fourth Quarter	$0.60	$0.05

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

Holders. The approximate number of stockholders of record at April 16, 2013 was 23. The number of stockholders of record does not include beneficial owners of our common stock, whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

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

Securities Authorized For Issuance Under Equity Compensation Plans. The table below includes the following information as of December 31, 2012 for our 2011 Stock Option Plan.

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

The Plan was ratified by our shareholders on July 20, 2011 at our 2011 Annual Meeting of Stockholders. As of December 31, 2012, we have not granted any stock options, stock appreciation rights or any other awards pursuant to the Plan. A copy of the Plan is attached as Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on March 22, 2011.

Recent Sales of Unregistered Securities.  During the year ended December 31, 2012, we did not have any sales of unregistered securities, except for the following:

On February 7, 2012, we issued a promissory note to a shareholder in exchange for $20,000. Per the terms of the note, the principal was due, together with interest at 12% per annum, on May 7, 2012. This note was consolidated into a new note on September 26, 2012 (see note below).

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

On May 18, 2012, we issued a promissory note to the same shareholder in exchange for $30,000. Per the terms of the note, the principal is due, together with interest at 12% per annum, on August 18, 2012. This note was consolidated into a new note on September 26, 2012 (see note below).

On August 2, 2012, we issued a promissory note to the same shareholder in exchange for $86,709.50 for loans of $16,709.50 on July 6, 2012 and $70,000 on August 2, 2012. Per the terms of the note, the principal is due, together with interest at 12% per annum, on November 2, 2012. This note was consolidated into a new note on September 26, 2012 (see note below).

On September 26, 2012, we entered into an unsecured consolidated promissory note (the “Consolidated Note”) with the same shareholder which consolidates all of the outstanding principal and accrued interest due as of September 26, 2012 on outstanding promissory notes with the shareholder dated October 27, 2011, February 7, 2012, March 6, 2012, March 30, 2012, May 18, 2012, and August 2, 2012 (collectively, the “Initial Notes”), together with additional proceeds from the shareholder of $100,000 received by us on September 26, 2012. The Initial Notes were terminated and replaced by the Consolidated Note. The Consolidated Note is due on September 26, 2014, or upon default, whichever is earlier, and bears interest at the annual rate of 12%.

On October 24, 2012, we issued a promissory note to the same shareholder in exchange for $15,000. Per the terms of the note, the principal was due, together with interest at 12% per annum, September 26, 2014.

On November 28, 2012, we issued a promissory note to the same shareholder in exchange for $25,570. Per the terms of the note, the principal was due, together with interest at 12% per annum, September 26, 2014.

The above referenced notes were issued to the shareholder in transactions that we believe satisfy the requirements of that exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, which exemption is specified by the provisions of Regulation S promulgated pursuant to that act by the SEC.

Use of Proceeds of Registered Securities. There were no sales of registered securities during the year ended December 31, 2012.

Penny Stock Regulation.  Trading of our securities will be in the over-the-counter markets which are commonly referred to as the “pink sheets,” the OTC Bulletin Board or the OTCQB.  As a result, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the price of the securities offered.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Critical Accounting Policy and Estimates. Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012.

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the year ended December 31, 2012.

For the year ended December 31, 2012, as compared to the year ended December 31, 2011.

Results of Operations

Revenues. We had no revenues for the years ended December 31, 2012 and 2011.

Operating Expenses. For the year ended December 31, 2012, our total operating expenses were $309,646, as compared to total operating expenses of $937,734 for the year ended December 31, 2011. For the year ended December 31, 2012, our total operating expenses consisted of exploration costs of $7,974, legal and professional fees of $166,912, officer compensation of $70,000, and general and administrative expenses of $64,760.  By comparison, for the year ended December 31, 2011, our total operating expenses consisted of exploration costs of $431,585, legal and professional fees of $234,442, officer compensation of $148,000, and general and administrative fees of $123,707.  The reduction in our operating expenses stems from a concerted effort to reign in expenditures while we develop investment funding to continue our exploration and development operations. We expect that we will continue to incur significant exploration costs related to our mineral properties and legal and accounting expenses related to being a public company.

Net Loss.  For the year ended December 31, 2012, our net loss was $446,653, as compared to the year ended December 31, 2011, in which our net income was $111,394.  We expect to continue to incur net losses for the foreseeable future.

Liquidity and Capital Resources. We had cash of $433, property and equipment of $55, net of $3,001of accumulated depreciation, and unproven mineral properties of $1,194,910 as of December 31, 2012, making our total assets $1,195,398.

Our unproven mineral properties of $1,194,910, as of December 31, 2012, consist of our rights to the Tonopah Extension Mine and the Golden Trend Property in Nevada.

Our current liabilities were $2,381,420 as of December 31, 2012, which was represented by accounts payable and accrued interest of $354,387, convertible note payable of $1,100,000 pursuant to the Financing Agreement we entered into with SRWM in August 2010, derivative liability of $710,033, mineral option payable of $200,000, and loans from stockholders of $17,000. Long-term notes payable as of December 31, 2012 were $906,052.

As of December 31, 2012, our long term notes payable of $906,052 consists of (i) promissory notes totaling $406,052 of principal, and (ii) $500,000 (of total of $700,000 of which $200,000 is current) which is owed to Cliff ZZ LLC pursuant to the Tonapah Agreement between us and Cliff ZZ LLC.

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

As of December 31, 2012, we owed $1,100,000 of principal and $228,849 of interest pursuant to the Financing Agreement.

In connection with the assignment of the rights to the Tonopah Agreement, we assumed the balance of the purchase option of $990,000.  We made two required payments in the aggregate amount of $150,000 to Cliff ZZ LLC during the year ended December 31, 2012.  The balance of the purchase option was $700,000 at December 31, 2012. Of this balance, $200,000 is a current liability and $500,000 is a long-term liability. Our required minimum payments vary per year with final payment due on March 15, 2015.

In connection with the assignment of the rights to the Golden Trend Mining Lease we made two required payments in the aggregate amount of $30,000 to Rubicon Resources during the year ended December 31, 2012.

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

On May 18, 2012, we issued a promissory note to the same shareholder in exchange for $30,000. Per the terms of the note, the principal is due, together with interest at 12% per annum, on August 18, 2012. This note was consolidated into a new note on September 26, 2012 (see note below).

On August 2, 2012, we issued a promissory note to the same shareholder in exchange for $86,709.50 for loans of $16,709.50 on July 6, 2012 and $70,000 on August 2, 2012. Per the terms of the note, the principal is due, together with interest at 12% per annum, on November 2, 2012. This note was consolidated into a new note on September 26, 2012 (see note below).

On September 26, 2012, we entered into an unsecured consolidated promissory note (the “Consolidated Note”) with the same shareholder which consolidates all of the outstanding principal and accrued interest due as of September 26, 2012 on outstanding promissory notes with the shareholder dated October 27, 2011, February 7, 2012, March 6, 2012, March 30, 2012, May 18, 2012, and August 2, 2012 (collectively, the “Initial Notes”), together with additional proceeds from the shareholder of $100,000 received by us on September 26, 2012. The Initial Notes were terminated and replaced by the Consolidated Note. The Consolidated Note is due on September 26, 2014, or upon default, whichever is earlier, and bears interest at the annual rate of 12%.

On October 24, 2012, we issued a promissory note to the same shareholder in exchange for $15,000. Per the terms of the note, the principal was due, together with interest at 12% per annum, September 26, 2014.

On November 28, 2012, we issued a promissory note to the same shareholder in exchange for $25,570. Per the terms of the note, the principal was due, together with interest at 12% per annum, September 26, 2014.

Other than those liabilities discussed above, we had no other liabilities and no other long term commitments or contingencies as of December 31, 2012.

As of December 31, 2012, we had cash and cash equivalents of $433.  In the opinion of management, available funds will not satisfy our working capital requirements to operate for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors.

Over the last eighteen months we have been funding our operations through loans from a stockholder which we have used for working capital purposes.

On February 8, 2013, we issued a promissory note to the same shareholder in exchange for $34,985.  Per the terms of the note, the principal was due, together with interest at 12% per annum, September 26, 2014.

On March 20, 2013, we issued a promissory note to the same shareholder in exchange for $200,000. Per the terms of the note, the principal was due, together with interest at 12% per annum, September 26, 2014.

During 2013, we expect that the following will continue to impact our liquidity: (i) legal and accounting costs of being a public company; (ii) future payments to Cliff ZZ LLC for the balance of the purchase option for the Tonopah Agreement and lease payments to Rubicon Resources Inc. on the Golden Trend Property; (iii) expected expenses related to the development of the Tonopah Extensions Mine and the Golden Trend Property; (iv) anticipated increases in overhead and the use of independent contractors for services to be provided to us; and (v) expected payments to notes payable to the investor. We will need to obtain funds to pay those expenses. Other than those items specified above, we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity.

In order to implement our business plan in the manner we envision, we need to raise additional capital.  We cannot guaranty that we will be able to raise additional funds. Moreover, in the event that we can raise additional funds, we cannot guaranty that additional funding will be available on favorable terms. Any future financing that we may obtain may cause significant dilution to existing stockholders. Any debt financing or other financing of securities senior to common stock that we are able to obtain will likely include financial and other covenants that will restrict our flexibility. Any failure to comply with these covenants would have a negative impact on our business, prospects, financial condition, results of operations and cash flows.

 If adequate funds are not available, we may be required to delay, scale back or eliminate portions of our operations or to obtain funds through arrangements with strategic partners or others that may require us to relinquish rights to certain of our assets. Accordingly, the inability to obtain such financing could result in a significant loss of ownership and/or control of our assets and could also adversely affect our ability to fund our continued operations and our expansion efforts.

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

Item 8. Financial Statements and Supplementary Data.

The financial statements required by Item 8 are presented in the following order:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Coyote Resources, Inc.
Davie, Florida

We have audited the accompanying balance sheets of Coyote Resources, Inc. (an exploration stage company) as of December 31, 2012, and the related statements of operations, changes in stockholder’s equity (deficit) and cash flows for the year then ended and for the period from inception (October 31, 2006) through December 31, 2012.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the cumulative totals of the Company for the period from October 31, 2006 (date of incorporation) to December 31, 2011, which totals reflect a deficit of $2,004,907 accumulated during the exploration stage. Those cumulative totals were audited by other independent auditors, whose report, dated April 13, 2012, expressed an unqualified opinion on the cumulative amounts but included an emphasis of a matter. Our opinion, insofar as it relates to amounts included for that period is based on the report of the other independent auditors.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Coyote Resources, Inc. (an exploration stage company) as of December 31, 2012, and the results of its operations and its cash flows for the year then ended and for the period from inception (October 31, 2006) through December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has incurred recurring operating losses and has an accumulated deficit.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2.  The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

/s/MALONEBAILEY, LLP
www.malone-bailey.com
Houston, Texas
April 12, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Coyote Resources, Inc.

We have audited the accompanying balance sheet of Coyote Resources, Inc. (an exploration stage company) as of December 31, 2011 and the related statements of operations, changes in stockholder’s equity (deficit) and cash flows for the year then ended and for the period from inception (October 31, 2006) through December 31, 2011.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.  We did not audit the derivative liability component of the Company’s balance sheet in the amount of $73,744, the gain from derivative liability component of the Company’s statement of operations in the amount of $1,751,974, or Notes 6 and 7 of the Company’s financial statements for the year ended December 31, 2011.  Those components and notes were audited by other auditors and are based solely on procedures performed by them.

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

In our opinion, based on our audit and the audit procedures performed by other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Coyote Resources, Inc. (an exploration stage company) as of December 31, 2011, and the results of its operations and its cash flows for the year then ended and for the period from inception (October 31, 2006) through December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review or apply any procedures to the components or notes to the financial statements referred to above and, accordingly, we do not express an opinion or any other form of assurance on them.

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

Q Accountancy Corporation

Irvine, California
April 13, 2012

COYOTE RESOURCES, INC.
(An Exploration Stage Company)
BALANCE SHEETS

ASSETS

	December 31, 2012	December 31, 2011

Current assets
Cash	$433	$10,559

Total current assets	433	10,559

Property and equipment, net of $3,001 and $2,723 accumulated depreciation, respectively	55	333

Unproven mineral properties	1,194,910	1,194,910

Total assets	$1,195,398	$1,205,802

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued interest	$354,387	$136,190
Convertible notes	1,100,000	-
Loans from stockholders	17,000	57,000
Note payable	200,000	150,000
Derivative liability	710,033	73,744

Total current liabilities	2,381,420	416,934

Convertible notes, long-term	-	1,100,000
Loans from stockholders, long-term	406,052	-
Notes payable, long-term	500,000	700,000

Total liabilities	3,287,472	2,216,934

Stockholders’ equity (deficit)
Preferred stock, $.001 par value; 30,000,000 shares authorized, -0- shares issued and outstanding	-	-
Common stock, $.001 par value; 300,000,000 shares authorized, 46,502,120 shares issued and outstanding	46,502	46,502
Additional paid-in capital	99,863	98,863
Accumulated deficit	(233,532)	(233,532)
Deficit accumulated during the exploration stage	(2,004,907)	(922,965)

Total stockholders’ equity (deficit)	(2,092,074)	(1,011,132)

Total liabilities and stockholders’ equity (deficit)	$1,195,398	$1,205,802

The accompanying notes are an integral part of the financial statements.

COYOTE RESOURCES, INC.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS

	For the Year ended December 31, 2012	For the Year ended December 31, 2011	For the Period from Inception (October 31, 2006) through December 31, 2012

Operating expenses
Exploration costs	7,974	431,585	439,559
Legal and professional	166,912	234,442	578,084
Officer compensation	70,000	148,000	260,500
General and administrative	64,760	123,707	255,677

Total operating expenses	309,646	937,734	1,533,820

Loss from continuing operations	(309,646)	(937,734)	(1,533,820)

Other income (expense)
Forgiveness of accounts and note payable	-	-	75,781
Interest income	-	-	1,885
Amortization of debt discount	-	(600,000)	(772,500)
Interest expense	(136,007)	(102,846)	(261,305)
Gain (loss) on derivative liability	(636,289)	1,751,974	485,052

Total other income (expense)	(772,296)	1,049,128	(471,087)

Loss before discontinued operations and income taxes	(1,081,942)	111,394	(2,004,907)

Loss on discontinued operations	-	-	(233,532)

Net loss	$(1,081,942)	$111,394	$(2,238,439)

Net loss per common share – basic and diluted	$(0.02)	$(0.01)

Weighted average of common shares – basic and diluted	46,502,120	46,502,120

The accompanying notes are an integral part of the financial statements.

COYOTE RESOURCES, INC.
(An Exploration Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM INCEPTION (OCTOBER 31, 2006) THROUGH DECEMBER 31, 2012

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

COYOTE RESOURCES, INC.
(An Exploration Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM INCEPTION (OCTOBER 31, 2006) THROUGH DECEMBER 31, 2012 (contd.)

	Common Stock*		Additional		Deficit Accumulated During	Total Stockholders'
	Number of Shares	Amount	Paid-In Capital	Accumulated Deficit	Exploration Stage	Equity (Deficit)

Balance, December 31, 2009	270,930,000	270,930	(207,780)	(173,592)	-	(110,442)

Additional paid-in capital in exchange for facilities provided by related party	-	-	2,400	-	-	2,400

Discount to notes payable from warrants	-	-	172,500	-	-	172,500

Shares cancelled into treasury and retired	(224,927,880)	(224,928)	224,928	-	-	-

Shares issued for cash	500,000	500	499,500	-	-	500,000

Reclassification of derivative liability from additional paid-in capital	-	-	(637,185)	-	-	(637,185)

Net loss	-	-	-	(59,940)	(1,034,359)	(1,094,299)

Balance, December 31, 2010	46,502,120	46,502	54,363	(233,532)	(1,034,359)	(1,167,026)

Additional paid-in capital in exchange for facilities provided by related party	-	-	2,400	-	-	2,400

Discount to notes payable from warrants	-	-	42,100	-	-	42,100

Net loss	-	-	-	-	111,394	111,394

Balance, December 31, 2011	46,502,120	$46,502	$98,863	$(233,532)	$(922,965)	$(1,011,132)

Additional paid-in capital in exchange for facilities provided by related party	-	-	1,000	-	-	1,000

Net loss	-	-	-	-	(1,081,942)	(1,081,942)

Balance, December 31, 2012	46,502,120	$46,502	$99,863	$(233,532)	$(2,004,907)	$(2,092,074)

* - Retroactively restated for 60:1 forward split
The accompanying notes are an integral part of the financial statements.

COYOTE RESOURCES, INC.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS

	For the Year ended December 31, 2012	For the Year ended December 31, 2011	For the Period from Inception (October 31, 2006) through December 31, 2012

Cash flows from operating activities
Net loss	$(1,081,942)	$111,394	$(2,238,439)
Adjustments to reconcile net loss to net cash used in operating activities
Additional paid-in capital in exchange for facilities provided by related party	1,000	2,400	13,400
Depreciation	278	611	3,001
Forgiveness of accounts and note payable	-	-	(75,781)
Amortization of debt discount	-	600,000	772,500
Gain (loss) on derivative liability	636,289	(1,751,974)	(485,052)
Changes in operating assets and liabilities
Increase in accounts payable and accrued expenses	218,197	92,705	430,168

Net cash used in operating activities	(226,178)	(944,864)	(1,580,203)

Cash flows from investing activities
Purchase of property and equipment	-	-	(3,056)
Purchase of unproven mineral properties	-	-	(244,910)

Net cash used by investing activities	-	-	(247,966)

Cash flows from financing activities
Payments on notes payable	(150,000)	(100,000)	(250,000)
Proceeds from issuance of long-term notes payable	366,052	640,000	1,506,052
Proceeds from issuance of loans	-	-	17,000
Proceeds from issuance of common stock	-	-	555,550

Net cash provided by financing activities	216,052	540,000	1,828,602

Net increase (decrease) in cash	(10,126)	(404,864)	433

Cash, beginning of period	10,559	415,423	-

Cash, end of period	$433	$10,559	$433

Supplemental disclosure of cash flow information
Income taxes paid	$-	$-	$-
Interest paid	$-	$-	$7,016
Non-cash transaction for unproven mineral properties and assignment of note payable	$-	$-	$950,000
Reclassification of derivative liability from paid-in capital	$-	$-	$637,185
Debt discount from warrants	$-	$42,100	$214,600

The accompanying notes are an integral part of the financial statements.

COYOTE RESOURCES, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012

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
DECEMBER 31, 2012

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

Impairment of Long Lived Assets

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

The factors considered by management in performing this assessment include current operating results, trends, and prospects, as well as the effects of obsolescence, demand, competition, and other economic factors.  For the years ended December 31, 2012 and 2011, the Company has not incurred an impairment loss on its long-lived assets.

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
DECEMBER 31, 2012

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

As of December 31, 2012, the Company had $1,100,000 of secured convertible debt that could be converted into 2,200,000 shares of the Company’s common stock.  As of December 31, 2012, the Company also had 1,600,000 outstanding warrants to purchase 1,600,000 shares of the Company’s common stock.

Recent Accounting Pronouncements

There were various accounting updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's financial position, results of operations or cash flows.

2.           GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred a net loss of ($2,238,439) from inception (October 31, 2006) through December 31, 2012. The Company is subject to those risks associated with exploration stage companies.  The Company has sustained losses since inception and additional debt and equity financing will be required by the Company to fund its development activities and to support operations.  However, there is no assurance that the Company will be able to obtain additional financing.  Furthermore, the Company's existence is dependent upon management's ability to develop profitable operations. These factors, among others, raise substantial doubt that the Company will be able to continue as a going concern.

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

COYOTE RESOURCES, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012
3.   UNPROVEN MINERAL PROPERTIES (Continued)

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

On August 12, 2010, the Company was assigned the rights a Mining Lease and Option to Purchase Agreement for certain patented mineral claims in Esmeralda and Nye Counties of Nevada.  This lease is for five (5) years with the option to purchase for a total of $1,000,000 to be paid over a period of 5 years, beginning with a $10,000.00 initial payment made by KMR on June 30, 2010.  A 4% net smelter royalty is reserved.  The Company has made three (5) required minimum payments in the aggregate of $290,000 through December 31, 2012, as discussed in Note 6.

4.           COMPENSATED ABSENCES

The Company currently does not have any employees other than its two officers.  The majority of development costs and services have been provided to the Company by the founders and outside, third-party vendors.  As such, there is no accrual for wages or compensated absences as of December 31, 2012.

5.   NOTES PAYABLE

Notes Payable

On August 12, 2010, in connection with the assignment of the rights a Mining Lease and Option to Purchase Agreement for certain patented mineral claims in Esmeralda and Nye Counties of Nevada, the Company assumed the balance of the purchase option of $990,000.  The Company has made two (2) required payments in the aggregate amount of $150,000 for the year ended December 31, 2012 (three (3) required payments in the aggregate amount of $140,000 for the year ended December 31, 2011).  The balance of the purchase option was $700,000 at December 31, 2012. The aggregate maturities of the note is as follows:

Year ending December 31	Amount

2013	$200,000
2014	300,000
2015	200,000
700,000
Less: current portion	(200,000)
Long Term	$500,000

COYOTE RESOURCES, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012

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

The conversion options embedded in these notes all contain provisions that allow the exercise prices to be reset upon issuances of common stock or other convertible instruments by the Company in the future.  As a result, these embedded conversion options were bifurcated from the related note payable and classified as liabilities. See Note 6.

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

As of December 31, 2012, the Company owed $1,100,000 of principal and $228,849 of interest under this Note and Warrant Purchase Agreement.

COYOTE RESOURCES, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012

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

On March 17, 2011, the Company determined a fair value of $2, 024, 721 for the conversion option liability for the third installment of the convertible note.

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
DECEMBER 31, 2012

7.           FAIR VALUE (Continued)

The following table sets forth the Company's consolidated financial assets and liabilities, measured at fair value by level within the fair value hierarchy. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Total	Level 1	Level 2	Level 3
LIABILITIES:

Conversion option liability at December 31, 2010	1,267,818	-	-	1,267,818

Conversion option liability at December 31, 2011	73,744	-	-	73,744

Conversion option liability at December 31, 2012	710,033	-	-	710,033

The following is a reconciliation of the conversion option liability and detachable warrant liability for which Level 3 inputs were used in determining fair value:

Initial recognition of debt derivative from issuance of August 13, 2010, $500,000 convertible note	$637,185

Increase in fair value of debt derivative	630,633

Ending balance as of December 31, 2010	$1,267,818

Initial recognition of debt derivative from issuance of January 19, 2011, $100,000 convertible note	238,572

Initial recognition of debt derivative from issuance of March 17, 2011, $500,000 convertible note	2,024,721

Decrease in fair value of debt derivative	(3,457,367)

Ending balance as of December 31, 2011	$73,744

Increase in fair value of debt derivative	636,289

Ending balance as of December 31, 2012	$710,033

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

COYOTE RESOURCES, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012

8.           LOANS FROM STOCKHOLDERS

On December 28, 2006, the Company entered into a note payable with a stockholder in the amount of $22,000.  Per the terms of the note, the loan was due in one lump-sum payment on December 28, 2007, together with interest that accrued at the rate of 8% per annum.  The loan funds were used for working capital purposes.  The loan agreement was amended to extend the due date of the loan to January 28, 2011.

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

During the years ended December 31, 2011 and 2012 the Company issued a series of promissory notes to a stockholder in exchange for funds on the following dates and in the following amounts:

October 27, 2011 for $40,000
February 7, 2012 for $20,000
March 6, 2012 for $50,000
March 30, 2012 for $25,000
May 18, 2012 for $30,000
July 6, 2012 for $16,710
August 2, 2012 for $70,000

Per the terms of the notes, the principal was due, together with interest at 12% per annum, beginning on January 17, 2012 and all loan funds were used for working capital purposes. On September 26, 2012, the Company renegotiated the due dates on the notes to September 26, 2014 and consolidated them, along with all interest accrued to that date, and replaced them with a new note in the aggregate amount of $365,482 with interest accruing at 12% per annum.

The Company evaluated the debt modification transaction under ASC 470-50 and determined that the transaction qualifies as a troubled debt restructuring because the lender was granted a concession.  The total future cash payments exceed the carrying amount and therefore there was no accounting impact as a result of this transaction.

On October 24, 2012, the Company entered into a note payable with a stockholder in the amount of $15,000.  Per the terms of the note, this loan is due on September 26, 2014 and accrues interest at the rate of 12% per annum.  The loan funds were used for working capital purposes.

On November 28, 2012, the Company entered into a note payable with a stockholder in the amount of $25,570.  Per the terms of the note, this loan is due on September 26, 2014 and accrues interest at the rate of 12% per annum.  The loan funds were used for working capital purposes.

As of December 31, 2012, $423,052 of principal and $17,997 of interest was due to the various stockholders per the above notes.

COYOTE RESOURCES, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012

9.           WARRANTS

Warrant Activity

A summary of warrant activity is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term
Outstanding December 31, 2009	-
Issued (Nov 8, 2010) Note 8	500,000	$0.50	0.9 years
Issued (Aug 13, 2010) Note 5	500,000	$0.75	2.6 years
Exercised	-	-
Outstanding December 31, 2010	1,000,000
Issued (Jan 19,2011) Note 5	100,000	$0.75	3.1 years
Issued (Mar 17, 2011) Note 5	500,000	$0.75	3.2 years
Exercised	-	-
Outstanding and Exercisable December 31, 2011	1,600,000
Outstanding and Exercisable, December 31, 2012	1,600,000	$0.67	2.3 years

As at December 31, 2012, the aggregate intrinsic value of warrants outstanding was $Nil.

Shares Reserved for Future Issuance

The Company has reserved shares for future issuance upon conversion of convertible notes payable and warrants as follows:

Conversion of notes payable	2,200,000
Warrants	1,600,000
Reserved shares at December 31, 2012	3,800,000

10.          STOCKHOLDERS’ EQUITY

The Company is authorized to issue 300,000,000 shares of common stock, at par of $0.001, and 30,000,000 shares of preferred stock, at par of $0.001. As at December 31,2012 the Company has 46, 502,120 shares of common stock and -0- shares of preferred stock issued and outstanding.

On January 19, 2011 and March 17, 2011, a discount of $42,100 was recorded to additional paid-in capital for the relative fair value of warrants granted in connection with a convertible note.

COYOTE RESOURCES, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012

10.          STOCKHOLDERS’ EQUITY (Continued)

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

On November 8, 2010 the Company entered into a subscription agreement with an unrelated party and received $500,000 in exchange for 500,000 shares of the Company’s common stock and 500,000 three-year warrants to purchase 500,000 shares of the Company’s common stock at $0.50 each.

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

As of December 31, 2012, the Company had federal net operating loss carry-forwards of approximately ($2,238,000), which can be used to offset future federal income tax.  The federal and state net operating loss carry-forwards expire at various dates through 2030.  Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured.

A summary of the Company’s deferred tax assets as of December 31, 2012 are as follows:

	2012	2011

Federal net operating loss (@ 34%)	$761,000	$394,000
Less: valuation allowance	(761,000)	(394,000)

Net deferred tax asset	$-	$-

The valuation allowance increased $367,000 during the year ended December 31, 2012.

COYOTE RESOURCES, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012

12.         RELATED PARTY TRANSACTIONS

From the Company’s inception (October 31, 2006) through May 31, 2012, the Company utilized office space of an officer and stockholder at no charge.  The Company treated the usage of the office space as additional paid-in capital and charged the estimated fair value rent of $200 per month to operations.  For the years ended December 31, 2012 and 2011, the Company recorded rent expense of $1,000 and $2,400, respectively.

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

12.         SUBSEQUENT EVENTS

On February 8, 2013, the Company issued a promissory note to a shareholder in exchange for $34,985.  Per the terms of the note, the principal is due, together with interest at 12% per annum, on September 26, 2014.

On March 20, 2013, the Company issued a promissory note to a shareholder in exchange for $200,000.  Per the terms of the note, the principal is due, together with interest at 12% per annum, on September 26, 2014.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no changes in or disagreements with our accountants during our fiscal year ended December 31, 2012 to be disclosed pursuant to Item 304 of Regulation S-K, except for the following:

On December 14, 2012, we dismissed Q Accountancy Corporation (“QAC”) as our principal accountant effective on such date.  QAC was our independent registered public accounting firm from March 30, 2010, the date of appointment, until December 14, 2012, the date of dismissal. We engaged Malone Bailey, LLP (“Malone”) as our new principal accountant effective as of December 14, 2012. The decision to change accountants was recommended and approved by our Board of Directors.

The reports of QAC on our financial statements for the fiscal years ended December 31, 2010 and 2011 did not contain an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles, with the exception of a qualification with respect to uncertainty as to our ability to continue as a going concern.

During the period from March 30, 2010, the date of appointment of QAC, through December 14, 2012, the date of dismissal of QAC, there were no disagreements with QAC on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedures, which disagreement(s), if not resolved to the satisfaction of QAC, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report, nor were there any reportable events as defined in Item 304(a)(1)(iv) of Regulation S-K.

We engaged Malone as our new independent accountant on December 14, 2012.  During fiscal years 2010, 2011 and the subsequent interim period through December 14, 2012, we nor anyone on our behalf engaged Malone regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, or any matter that was either the subject of a “disagreement” or a “reportable event,” both as such terms are defined in Item 304 of Regulation S-K.

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

Our Chief Executive Officer and our Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of December 31, 2012.   In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework.

Based on our assessment, our Chief Executive Officer and our Chief Financial Officer believes that, as of December 31, 2012, our internal control over financial reporting is not effective based on those criteria, due to the following:

•
lack of proper segregation of functions, duties and responsibilities with respect to our cash and control over the disbursements related thereto due to our very limited staff, including our accounting personnel.

•
deficiencies in the staffing of our financial accounting department. The number of qualified accounting personnel with experience in public company SEC reporting and GAAP is limited. This weakness does not enable us to maintain adequate controls over our financial accounting and reporting processes regarding the accounting for non-routine and non-systematic transactions. There is a risk that a material misstatement of the financial statements could be caused, or at least not be detected in a timely manner, by this shortage of qualified resources

In light of this conclusion and as part of the preparation of this report, we have applied compensating procedures and processes as necessary to ensure the reliability of our financial reporting. Accordingly, management believes, based on its knowledge, that (1) this report does not contain any untrue statement of a material fact or omit to state a material face necessary to make the statements made not misleading with respect to the period covered by this report, and (2) the financial statements, and other financial information included in this report, fairly present in all material respects our financial condition, results of operations and cash flows for the years and periods then ended.

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

Changes in Internal Control over Financial Reporting

There were no significant changes in our internal control over financial reporting during the fourth quarter of the fiscal year ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors. Each of our officers is elected by the board of directors for a term of one year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office. Our directors and principal executive officers are specified on the following table:

Name	Age	Position
Guy Martin	54	President, Secretary, Treasurer, Director
Howard Lahti	68	Vice President, Director

Guy Martin was appointed as our President, Secretary, Treasurer and a Director in May 2012.  Mr. Martin has over 25 years of corporate operational experience, having served in executive capacities for a number of domestic and international companies.  From 2005 to 2008, Mr. Martin served as a principal of Backyard Dreams LLC, a residential remodeling company in Davie, Florida.  From 2008 to 2010, Mr. Martin served as the Corporate Director of Strategy and Project Management of Intcomex, an information technology product distributor in Miami, Florida.  Mr. Martin then served as the Chief Operating Officer of Chukka Caribbean Adventures, an adventure tour operator in Montego Bay, Jamaica, from 2010 to 2011.  In 2011, Mr. Martin formed Blue Moon Advisors, an operations, financial planning and management consulting firm to start-ups, mining and tourism companies and currently serves as both the owner and a consultant.  Mr. Martin has a Bachelor of Science degree in Electrical Engineering from the New Jersey Institute of Technology.  Mr. Martin is not a director of any other reporting company.

We anticipate entering into an employment agreement with Guy Martin, the terms of which will be disclosed when available, pursuant to which Mr. Martin is expected to receive a salary and/or stock based compensation.  Mr. Martin currently does not own any shares of our common stock.

Howard Lahti was appointed as our Vice President and a Director in May 2012.  Mr. Lahti is a mineral exploration geoscientist with over 45 years of mineral exploration experience.  In 2007, Mr. Lahti served as an independent Qualified Person for Salazar Resources and Goldmarca Resources in Ecuador.  From 2007 to 2010, Mr. Lahti managed drill programs for Billiken Management Services in Ontario and in New Brunswick, Canada.  From 2010 to 2011, Mr. Lahti served as the Vice President of Exploration for Ironwood Gold Corp. Nevada and managed the diamond drill program in the MacKenzie Lake Project in Saskatchewan, Canada for Exploration Syndicate, Inc.  Mr. Lahti has a Ph.D. in Litho-Geochemistry from the University of New Brunswick, Fredericton.  Mr. Lahti is not a director of any other reporting company.

We anticipate entering into an employment agreement with Howard Lahti, the terms of which will be disclosed when available, pursuant to which Mr. Lahti is expected to receive a salary and/or stock based compensation.  Mr. Lahti currently does not own any shares of the Registrant’s common stock.

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

The board of directors will consider qualified candidates suggested by stockholders for director nominations. Stockholders can suggest qualified candidates for director nominations by writing to our Corporate Secretary, at 1671 SW 105 Lane, Davie, Florida 33324. Submissions that are received that meet the criteria described above will be forwarded to the board of directors for further review and consideration. The board of directors will not evaluate candidates proposed by stockholders any differently than other candidates. There have been no material changes to the procedures by which our stockholders may recommend nominees to the board of directors.

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

Director Independence. Our directors are not deemed independent as they also hold positions as officers.

Item 11. Executive Compensation.

Summary Compensation Table.  The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our principal executive officer and our other executive officers during the years ending December 31, 2012, 2011 and 2010.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year Ended	Salary $	Bonus $	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation $	Nonqualified Deferred Compensation Earnings $	All Other Compensation $	Total $
Guy Martin President, Secretary, Treasurer, Director	2012	35,000	None	None	None	None	None	None	35,000
-	-	-	-	-	-	-	-	-	-
Howard Lahti Vice President, Director	2012	35,000	None	None	None	None	None	None	35,000
-	-	-	-	-	-	-	-	-	-
Earl Abbott Former President, Secretary, Treasurer, Director (1)	2012	None	None	None	None	None	None	None	None
	2011	148,000	None	None	None	None	None	None	148,000
	2010	None	None	None	None	None	None	42,500	42,500
-	-	-	-	-	-	-	-	-	-
Brittany Prager, Former President, Former Secretary (2)	2010	None	None	None	None	None	None	None	None
-	-	-	-	-	-	-	-	-	-
Gary Prager Former Chief Financial Officer, Former Treasurer (3)	2010	None	None	None	None	None	None	None	None
-	-	-	-	-	-	-	-	-	-
(1) On May 25, 2012, Dr. Earl Abbott resigned from his positions as our President, Secretary and Treasurer.
(2) On August 12, 2010, Brittany Prager resigned her positions as our President and Secretary.
(3) On August 12, 2010, Gary Prager resigned his positions as our Chief Financial Officer and Treasurer.

Employment Contracts and Termination of Employment. On February 17, 2011, we entered into an executive employment agreement with Dr. Earl Abbott, our President (“Executive Agreement”).  Under the terms of the Agreement, Dr. Abbott has agreed to serve as our President for a period of two years, which can be terminated at any time upon written notice by either Mr. Abbott or us, subject to certain provisions set forth in the Executive Agreement. The Executive Agreement provides for an initial base salary of $8,500 per month.  The Executive Agreement also provided for possible annual bonuses and a special one-time signing bonus of $80,000.   On May 25, 2012, Dr. Abbott resigned from his positions as our President, Secretary and Treasurer.

We anticipate entering into an employment agreements with Guy Martin and Howard Lahti, the terms of which will be disclosed when available, pursuant to which both Mr. Martin and Mr. Lahti are expected to receive a salary and/or stock based compensation.

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

Outstanding Equity Awards at Fiscal Year-end. As of the year ended December 31, 2012, the following named executive officers had the following unexercised options, stock that has not vested, and equity incentive plan awards:

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options # Exercisable	# Un-exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock Not Vested	Market Value of Shares or Units Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights Not Nested	Value of Unearned Shares, Units or Other Rights Not Vested
Guy Martin President, Secretary, Treasurer, Director	0	0	0	0	0	0	0	0	0
Howard Lahti Vice President, Director	0	0	0	0	0	0	0	0	0

Director Compensation. Our directors received the following compensation for their service as directors during the fiscal year ended December 31, 2012:

Name	Fees Earned or Paid in Cash	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation $	Non-Qualified Deferred Compensation Earnings $	All Other Compensation $	Total $
Guy Martin	0	0	0	0	0	0	0
Howard Lahti	0	0	0	0	0	0	0
Earl Abbott (1)	0	0	0	0	0	0	0
Brittany Prager (2)	0	0	0	0	0	0	0
(1) On May 25, 2012, Earl Abbott resigned from his position as a director.
(2) On March 9, 2012, Brittany Prager resigned from her position as a director.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the shares of common stock beneficially owned or deemed to be beneficially owned as of April 16, 2013 by (i) each person whom we know beneficially owns more than 5% of our common stock, (ii) each of our directors, (iii) our officers, and (iv) all of our directors and executive officers as a group.

Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the beneficial owners named in the table below have sole voting and investment power with respect to all shares of our common stock that they beneficially own, subject to applicable community property laws.

In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of April 16, 2013.  We did not deem those shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

Title of Class	Name of Beneficial Owner and Address	Amount and Nature of Beneficial Ownership	Percent of Class (1)
Common Stock	Guy Martin 1671 SW 105 Lane Davie, Florida 33324	0 Shares President, Secretary, Treasurer and a Director	0%
Common Stock	Howard Lahti 1671 SW 105 Lane Davie, Florida 33324	0 Shares Vice President and a Director	0%
Common Stock	John Anderson 3253 West 24th Avenue Vancouver, B.C. V6L 1R8	5,000,040 Shares Beneficial Owner	10.75%
Common Stock	Landsdowne Row Limited (2) Level 8, 29-33 Shortland Street Auckland, New Zealand	5,000,040 Shares Beneficial Owner	10.75%
Common Stock	All Executive Officers and Directors as a Group (2 person)	0 Shares	0%

(1)	Percentage of beneficial ownership of our common stock is based on 46,502,120 shares of common stock outstanding as of April 16, 2013.
(2)	Lachlan Williams has sole investment and voting control over the securities held by Landsdowne Row Limited.

Changes in Control.  Our management is not aware of any arrangements which may result in “changes in control” as that term is defined by the provisions of Item 403(c) of Regulation S-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions.  The following are related party transactions for the fiscal year ended December 31, 2012:

On February 7, 2012, we issued a promissory note to a shareholder in exchange for $20,000.  Per the terms of the note, the principal was due, together with interest at 12% per annum, on May 7, 2012. This note was consolidated into a new note on September 26, 2012 (see note below).

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

On May 18, 2012, we issued a promissory note to the same shareholder in exchange for $30,000. Per the terms of the note, the principal is due, together with interest at 12% per annum, on August 18, 2012. This note was consolidated into a new note on September 26, 2012 (see note below).

On August 2, 2012, we issued a promissory note to the same shareholder in exchange for $86,709.50 for loans of $16,709.50 on July 6, 2012 and $70,000 on August 2, 2012. Per the terms of the note, the principal is due, together with interest at 12% per annum, on November 2, 2012. This note was consolidated into a new note on September 26, 2012 (see note below).

On September 26, 2012, we entered into an unsecured consolidated promissory note (the “Consolidated Note”) with the same shareholder which consolidates all of the outstanding principal and accrued interest due as of September 26, 2012 on outstanding promissory notes with the shareholder dated October 27, 2011, February 7, 2012, March 6, 2012, March 30, 2012, May 18, 2012, and August 2, 2012 (collectively, the “Initial Notes”), together with additional proceeds from the shareholder of $100,000 received by us on September 26, 2012. The Initial Notes were terminated and replaced by the Consolidated Note. The Consolidated Note is due on September 26, 2014, or upon default, whichever is earlier, and bears interest at the annual rate of 12%.

On October 24, 2012, we issued a promissory note to the same shareholder in exchange for $15,000. Per the terms of the note, the principal was due, together with interest at 12% per annum, September 26, 2014.

On November 28, 2012, we issued a promissory note to the same shareholder in exchange for $25,570. Per the terms of the note, the principal was due, together with interest at 12% per annum, September 26, 2014.

Office Space.  Our executive offices are located at 1671 SW 105 Lane, Davie, Florida 33324.  The offices are shared office space in which Guy Martin, our officer and director, provides approximately 100 square feet of leased office space to us at no charge.  Our previous officer and director, Dr. Earl Abbott, also provided shared office space at no charge for which we charged the estimated fair value rent of $200 per month to operations through May 2012. We do not have a written lease or sublease agreement with Mr. Martin.

Item 14. Principal Accounting Fees and Services.

Audit Fees. The aggregate fees in the fiscal year ended December 31, 2012 and 2011, respectively, for professional services rendered by the principal accountant for the audit of our annual financial statements and quarterly review of the financial statements included in our Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for that fiscal year was $50,000 and $47,500.

Audit-Related Fees. For the fiscal year ended December 31, 2012 and 2011, respectively, we were billed a total of $1,375 and $2,875 by a separate accountant for consulting services in preparation for the annual audit and quarterly reviews of the financial statements.

Tax Fees. For the fiscal year ended December 31, 2012 and 2011, respectively, our accountants rendered services for tax compliance, tax advice, and tax planning work for which we paid $625 and $625 respectively.

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

10.16	Employment Agreement between Earl Abbott and Coyote, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed February 18, 2011.
10.17	Form of Senior Secured Convertible Promissory Note, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on March 22, 2011.
10.18	Form of Warrants, incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on March 22, 2011.
10.19	2011 Stock Option Plan, incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed on March 22, 2011.
10.20	Form of Promissory Note, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on March 12, 2012.
10.21	Form of Promissory Note, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on August 3, 2012.
10.22	Form of Consolidated Promissory Note, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on September 28, 2012.
16.1	Letter from Q Accountancy Corporation, incorporated by reference to Exhibit 16.1 of our Current Report on Form 8-K filed on December 19, 2012.
17.1	Resignation of Brittany Prager as a Director, incorporated by reference to Exhibit 17.1 of our Current Report on Form 8-K filed on March 12, 2012.
17.2	Resignation of Earl Abbot as an Officer and a Director, incorporated by reference to Exhibit 17.1 of our Current Report on Form 8-K filed on May 31, 2012.
31 *	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities
32 *	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.ins*	XBRL Instance Document
101.sch*	XBRL Taxonomy Schema
101.cal*	XBRL Taxonomy Calculation Linkbase
101.def*	XBRL Taxonomy Definition Linkbase
101.lab*	XBRL Taxonomy Label Linkbase
101.pre*	XBRL Taxonomy Presentation Linkbase

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