Form 10-K/A
period 2011-12-31
Coyote Resources, Inc.
filed 2013-04-19
CIK 1392121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 2)

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

EXPLANATORY NOTE

Coyote Resources Inc., a Nevada corporation (the “Registrant”), is filing this Amendment No. 2 to its Annual Report on Form 10-K for the year ended December 31, 2011, which was originally filed with the Securities and Exchange Commission on April 16, 2012 (“Form 10-K”),  and amended on April 16, 2013 (“Amendment No. 1”), solely to include the 101 XBRL Interactive Data File exhibits, which were not included in Amendment No. 1.

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

10.16	Employment Agreement between Earl Abbott and Coyote, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed February 18, 2011.
10.17	Form of Senior Secured Convertible Promissory Note, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on March 22, 2011.
10.18	Form of Warrants, incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on March 22, 2011.
10.19	2011 Stock Option Plan, incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed on March 22, 2011.
10.20	Form of Promissory Note, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on March 12, 2012.
17.1	Resignation of Brittany Prager as a Director, incorporated by reference to Exhibit 17.1 of our Current Report on Form 8-K filed on March 22, 2011.
31 *	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities
32 *	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Schema
101.CAL **	XBRL Taxonomy Calculation Linkbase
101.DEF **	XBRL Taxonomy Definition Linkbase
101.LAB **	XBRL Taxonomy Label Linkbase
101.PRE **	XBRL Taxonomy Presentation Linkbase

* Previously filed in the Registrant’s Amendment No. 1 to its Annual Report on Form 10-K/A filed on April 16, 2013.
** Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Coyote Resources, Inc.

April 18, 2013	By:	/s/ Guy Martin
Guy Martin
President, Secretary, Treasurer and a Director
(Principal Executive, Financial and Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Guy Martin	April 18, 2013
Guy Martin
Its:	President, Secretary, Treasurer and a Director
(Principal Executive, Financial and Accounting Officer)

By:	/s/ Howard Lahti	April 18, 2013
Howard Lahti
Its:	Vice President and a Director