Form 10-Q/A
period 2012-03-31
Coyote Resources, Inc.
filed 2013-04-19
CIK 1392121

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

EXPLANATORY NOTE

Coyote Resources Inc., a Nevada corporation (the “Registrant”) is filing this Amendment No. 2 to its Quarterly Report on Form 10-Q for the period ended March 31, 2012, which was originally filed with the Securities and Exchange Commission on May 21, 2012 and amended on April 16, 2013 (“Amendment No. 1”) solely to include the 101 XBRL Interactive Data File exhibits, which were not included in Amendment No. 1.

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

* Previously filed in the Registrant’s Amendment No. 1 to its Quarterly Report on Form 10-Q/A filed on April 16, 2013.
** Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Coyote Resources, Inc., a Nevada corporation

Date: April 18, 2013	By:	/s/ Guy Martin
Guy Martin President, Secretary and Treasurer (Principal Executive, Financial and Accounting Officer)