Form 10-Q/A
period 2012-06-30
Coyote Resources, Inc.
filed 2013-04-19
CIK 1392121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 3)

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

As of August 13, 2012, there were 46,502,120 shares of the issuer's $.001 par value common stock issued and outstanding.

EXPLANATORY NOTE

Coyote Resources Inc., a Nevada corporation (the “Registrant”) is filing this Amendment No. 3 to its Quarterly Report on Form 10-Q for the period ended June 30, 2012, which was originally filed with the Securities and Exchange Commission on August 14, 2012, and amended on August 29, 2012 and on April 16, 2013 (Amendment No. 2”) solely to include the 101 XBRL Interactive Data File exhibits, which were not included in Amendment No. 2.

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

* Previously filed in the Registrant’s Amendment No. 2 to its Quarterly Report on Form 10-Q/A filed on April 16, 2013.
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