Form 10-Q/A
period 2012-09-30
Coyote Resources, Inc.
filed 2013-04-19
CIK 1392121

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

EXPLANATORY NOTE

Coyote Resources Inc., a Nevada corporation (the “Registrant”) is filing this Amendment No. 2 to its Quarterly Report on Form 10-Q the period ended September 30, 2012, which was originally filed with the Securities and Exchange Commission on November 14, 2012 and amended on April 16, 2013 (“Amendment No. 1”) solely to include the 101 XBRL Interactive Data File exhibits which were not included in Amendment No. 1.

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