Form 10-Q
period 2013-03-31
Coyote Resources, Inc.
filed 2013-05-15
CIK 1392121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the quarterly period ended March 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the transition period from ____to____

  Commission File Number: 000-52512

Coyote Resources, Inc.
(Exact name of registrant as specified in its charter)

Nevada	20-5874196
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of April 30, 2013, there were 46,502,120 shares of the issuer's $.001 par value common stock issued and outstanding.

PART II

OTHER INFORMATION

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

COYOTE RESOURCES, INC.
(An Exploration Stage Company)
 BALANCE SHEETS
(Unaudited)

	31-Mar-13	31-Dec-12

ASSETS

Current assets
Cash	$20,616	$433

Total current assets	20,616	433

Property and equipment, net of $3,049 and $3,001 accumulated depreciation, respectively	7	55

Unproven mineral properties	1,194,910	1,194,910

Total assets	$1,215,533	$1,195,398

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued interest	$363,056	$354,387
Convertible notes	1,100,000	1,100,000
Loans from stockholders	17,000	17,000
Note payable	250,000	200,000
Derivative liability	1,060,447	710,033

Total current liabilities	2,790,503	2,381,420

Loans from stockholders, long-term	641,037	406,052
Notes payable, long-term	350,000	500,000

Total liabilities	3,781,540	3,287,472

Stockholders’ equity (deficit)
Preferred stock, $.001 par value; 30,000,000 shares authorized, -0- shares issued and outstanding	-	-
Common stock, $.001 par value; 300,000,000 shares authorized, 46,502,120 shares issued and outstanding	46,502	46,502
Additional paid-in capital	99,863	99,863
Accumulated deficit	(233,532)	(233,532)
Deficit accumulated during the exploration stage	(2,478,840)	(2,004,907)

Total stockholders’ equity (deficit)	(2,566,007)	(2,092,074)

Total liabilities and stockholders’ equity (deficit)	$1,215,533	$1,195,398

The accompanying notes are an integral part of the financial statements.

COYOTE RESOURCES, INC.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
 (Unaudited)

	For the Three Months Ended	For the Three Months Ended	For the Period from Inception (October 31, 2006) through
	31-Mar-13	31-Mar-12	31-Mar-13

Operating expenses
Exploration costs	-	-	439,559
Legal and professional	18,571	47,529	596,655
Officer compensation	30,000	-	290,500
General and administrative	34,004	16,154	289,681

Total operating expenses	82,575	63,683	1,616,395

Loss from continuing operations	(82,575)	(63,683)	(1,616,395)

Other income (expense)
Forgiveness of accounts and note payable	-	-	75,781
Interest income	-	-	1,885
Amortization of debt discount	-	-	(772,500)
Interest expense	(40,944)	(30,329)	(302,249)
Gain (loss) on derivative liability	(350,414)	(306,361)	134,638

Total other income (expense)	(391,358)	(336,690)	(862,445)

Loss before discontinued operations and income taxes	(473,933)	(400,373)	(2,478,840)

Loss on discontinued operations	-	-	(233,532)

Net loss	$(473,933)	$(400,373)	$(2,712,372)

Net loss per common share – basic and diluted	$(0.01)	$(0.01)

Weighted average of common shares – basic and diluted	46,502,120	46,502,120

The accompanying notes are an integral part of the financial statements.

COYOTE RESOURCES, INC.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOW
 (Unaudited)

	For the Three Months Ended	For the Three Months Ended	For the Period from Inception (October 31, 2006) through
	31-Mar-13	31-Mar-12	31-Mar-13

Cash flows from operating activities
Net loss	$(473,933)	$(400,373)	$(2,712,372)
Adjustments to reconcile net loss to net cash used in operating activities
Additional paid-in capital in exchange for facilities provided by related party	-	600	13,400
Depreciation	48	135	3,049
Forgiveness of accounts and note payable	-	-	(75,781)
Amortization of debt discount	-	-	772,500
Loss on derivative liability	350,414	306,361	(134,638)
Changes in operating assets and liabilities
Increase in accounts payable and accrued expenses	8,669	67,193	438,837

Net cash used in operating activities	(114,802)	(26,084)	(1,695,005)

Cash flows from investing activities
Purchase of property and equipment	-	-	(3,056)
Purchase of unproven mineral properties	-	-	(244,910)

Net cash used by investing activities	-	-	(247,966)

Cash flows from financing activities
Payments on notes payable	(100,000)	(50,000)	(350,000)
Proceeds from issuance of long-term notes payable	234,985	95,000	1,741,037
Proceeds from issuance of loans	-	-	17,000
Proceeds from issuance of common stock	-	-	555,550

Net cash provided by financing activities	134,985	45,000	1,963,587

Net increase (decrease) in cash	20,183	18,916	20,616

Cash, beginning of period	433	10,559	-

Cash, end of period	$20,616	$29,475	$20,616

Supplemental disclosure of cash flow information
Income taxes paid	$-	$-	$-
Interest paid	$-	$-	$7,016
Non-cash transaction for unproven mineral properties and assignment of note payable	$-	$-	$950,000
Reclassification of derivative liability from paid-in capital	$-	$-	$637,185
Debt discount from warrants	$-	$-	$214,600

The accompanying notes are an integral part of the financial statements.

COYOTE RESOURCES, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2013

1.   BASIS OF PRESENTATION

The accompanying unaudited financial statements of Coyote Resources, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's registration statement filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2012 as reported in Form 10-K, have been omitted.

2.           GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred a net loss of ($2,712,372) from inception (October 31, 2006) through March 31, 2013. The Company is subject to those risks associated with exploration stage companies.  The Company has sustained losses since inception and additional debt and equity financing will be required by the Company to fund its development activities and to support operations.  However, there is no assurance that the Company will be able to obtain additional financing.  Furthermore, the Company's existence is dependent upon management's ability to develop profitable operations. These factors, among others, raise substantial doubt that the Company will be able to continue as a going concern.

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

3.   NOTES PAYABLE

Notes Payable

On August 12, 2010, in connection with the assignment of the rights a Mining Lease and Option to Purchase Agreement for certain patented mineral claims in Esmeralda and Nye Counties of Nevada, the Company assumed the balance of the purchase option of $990,000.  The Company has made one (1) required payment in the amount of $100,000 during the three (3) months ended March 31, 2013 (two (2) required payments in the aggregate amount of $150,000 for the year ended December 31, 2012; three (3) required payments in the aggregate amount of $140,000 for the year ended December 31, 2011).  The balance of the purchase option was $600,000 at March 31, 2013. The aggregate maturity of the note is as follows:

Year ending December 31	Amount

2013	$100,000
2014	300,000
2015	200,000
600,000
Less: current portion	(250,000)
Long Term	$350,000

COYOTE RESOURCES, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2013

3.   NOTES PAYABLE (Continued)

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

The conversion options embedded in these notes all contain provisions that allow the exercise prices to be reset upon issuances of common stock or other convertible instruments by the Company in the future.  As a result, these embedded conversion options were bifurcated from the related note payable and classified as liabilities. See Note 4.

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

As of March 31, 2013, the Company owed $1,100,000 of principal and $255,973 of interest under this Note and Warrant Purchase Agreement.

4.           EMBEDDED DERIVATIVE LIABILITIES

Conversion Option Liability

As described in Note 3, the Company issued a convertible note with certain reset provisions. The Company accounted for these reset provisions in accordance with ASC 815-40, which requires that the Company bifurcate the embedded conversion option as liability at the grant date and to record changes in fair value relating to the conversion option liability in the statement of operations as of each subsequent balance sheet date.   The debt discount related to the convertible note is amortized over the life of the note using the effective interest method.  See Note 5 for a reconciliation of the changes in fair value of the Company’s embedded derivative.

COYOTE RESOURCES, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2013

4.           EMBEDDED DERIVATIVE LIABILITIES (Continued)

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

On December 31, 2010, the Company determined a fair value of $1,267,818 for the conversion option liability for the outstanding balance of the convertible note.

On January 19, 2011, the Company determined a fair value of $238,572 for the conversion option liability for the second installment of the convertible note.

On March 17, 2011, the Company determined a fair value of $2, 024, 721 for the conversion option liability for the third installment of the convertible note.

On December 31, 2011, the Company determined a fair value of $1,267,818 for the conversion option liability for the outstanding balance of the convertible notes.

On December 31, 2012, the Company determined a fair value of $710,033 for the conversion option liability for the outstanding balance of the convertible note.

On March 31, 2013, the Company determined a fair value of $1,060,447 for the conversion option liability for the outstanding balance of the convertible note,

The Company uses the Black Scholes Option Pricing Model to value its based upon the following assumptions: dividend yield of -0-%, daily volatility of 6%-20%, risk free rates from 0.16%-1.29% and an expected term equal to the remaining terms of the notes.

5.           FAIR VALUE

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
MARCH 31, 2013

5.           FAIR VALUE (Continued)

The following table sets forth the Company's consolidated financial assets and liabilities, measured at fair value by level within the fair value hierarchy. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Total	Level 1	Level 2	Level 3
LIABILITIES:

Conversion option liability at December 31, 2012	710,033	-	-	710,033

Conversion option liability at March 31, 2013	1,060,447	-	-	1,060,447

The following is a reconciliation of the conversion option liability and detachable warrant liability for which Level 3 inputs were used in determining fair value:

Balance as of December 31, 2012	$710,033

Increase in fair value of debt derivative	350,414

Balance as of December 31, 2012	$1,060,447

The Company’s conversion option liabilities are valued using pricing models and the Company generally uses similar models to value similar instruments. Where possible, the Company verifies the values produced by its pricing models to market prices. Valuation models require a variety of inputs, including contractual terms, market prices, yield curves, credit spreads, measures of volatility and correlations of such inputs. These consolidated financial liabilities do not trade in liquid markets, and as such, model inputs cannot generally be verified and do involve significant management judgment. Such instruments are typically classified within Level 3 of the fair value hierarchy. See Note 4 for Black Scholes Option Pricing Model inputs.

6.           LOANS FROM STOCKHOLDERS

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
MARCH 31, 2013

6.           LOANS FROM STOCKHOLDERS (Continued)

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

On February 8, 2013, the Company entered into a note payable with a stockholder in the amount of $34,985.  Per the terms of the note, this loan is due on September 26, 2014 and accrues interest at the rate of 12% per annum.  The loan funds were used for working capital purposes.

On March 20, 2013, the Company entered into a note payable with a stockholder in the amount of $200,000.  Per the terms of the note, this loan is due on September 26, 2014 and accrues interest at the rate of 12% per annum.  The loan funds were used for working capital purposes.

As of March 31, 2013, $658,037 of principal and $31,817 of interest was due to the various stockholders per the above notes.

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

Critical Accounting Policy and Estimates. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. In addition, these accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in this Quarterly Report on Form 10-Q for the period ended March 31, 2013.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements for the period ended March 31, 2013, together with notes thereto, which are included in this report.

For the three months ended March 31, 2013, as compared to the three months ended March 31, 2012.

Results of Operations.

Revenues. We had no revenues for the three months ended March 31, 2013 and March 31, 2012.

Operating Expenses. For the three months ended March 31, 2013, our total operating expenses were $82,574, as compared to total operating expenses of $63,683 for the three months ended March 31, 2012.  For the three months ended March 31, 2013, our total operating expenses consisted of legal and professional fees of $18,571, officer compensation of $30,000 and general and administrative expenses of $34,003. In comparison, for the three months ended March 31, 2012, our total operating expenses consisted of legal and professional fees of $47,529, and general and administrative fees of $16,154.  The increase in total operating expenses from 2012 to 2013 is primarily due to officer compensation expenses incurred during the three months ended March 31, 2013. We expect that we will not incur any significant exploration costs until we are able to raise additional capital. We also expect that we will continue to incur significant legal and accounting expenses related to being a public company.

Other Expense. For the three months ended March 31, 2013, our other expenses consisted of interest expense in the amount of $40,944, and loss on derivative liability of $350,415.  In comparison, for the three months ended March 31, 2012, our other expense consisted of interest expense of $30,329, and los on derivative liability of $306,361.

Net Loss.  For the three months ended March 31, 2013, our net loss was $473,933, as compared to the three months ended March 31, 2012, in which our net loss was $400,373.  We expect to continue to incur net losses for the foreseeable future.

Liquidity and Capital Resources.  As of March 31, 2013, we had cash of $20,616, property and equipment of $7, net of $3,049 accumulated depreciation, and unproven mineral properties of $1,194,910, making our total assets $1,215,533.

Our unproven mineral properties of $1,194,910 as of March 31, 2013 consist of our rights to the Tonopah Extension Mine and the Golden Trend Property in Nevada.

Our total current liabilities were $2,790,503 as of March 31, 2013, which was represented by accounts payable and accrued expenses of $363,056, current portion of notes payable of $250,000, loans from stockholders of $17,000, a convertible note totaling $1,100,000 of principal, pursuant to a Note and Warrant Purchase Agreement (the “Financing Agreement”) we entered into with Socially Responsible Wealth Management Ltd. (“SRWM”) in August 2010, and derivative liability of $1,060,447.  Long-term notes payable as of March 31, 2013 were $991,037.

As of March 31, 2013, our long term notes payable of $991,037 consists of (i) promissory notes payable to a stockholder totaling $641,037 of principal and (ii) $350,000 which is owed to Cliff ZZ L.L.C. pursuant to the Mining Lease and Option to Purchase Agreement between us and Cliff ZZ L.L.C. (the “Tonopah Agreement”).

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

As of March 31, 2013, we owed $1,100,000 of principal and $255,973 of interest pursuant to the Financing Agreement.

In connection with the assignment of the rights to the Tonopah Agreement, we assumed the balance of the purchase option of $990,000.  We made one required payment in the amount of $100,000 to Cliff ZZ LLC during the three months ended March 31, 2013.  The balance of the purchase option was $600,000 at March 31, 2013. Of this balance, $250,000 is a current liability and $350,000 is a long-term liability. Our required minimum payments vary per year with final payment due on March 15, 2015.

In connection with the assignment of the rights to the Golden Trend Mining Lease no payments were due to Rubicon Resources during the three months ended March 31, 2013.

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

Other than those liabilities discussed above, we had no other liabilities and no other long term commitments or contingencies as of March 31, 2013.

As of March 31, 2013, we had cash and cash equivalents of $20,616.  In the opinion of management, available funds will not satisfy our working capital requirements to operate for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors.

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

Coyote Resources, Inc., a Nevada corporation

Date: May 15, 2013	By:	/s/ Guy Martin
Guy Martin President, Secretary and Treasurer (Principal Executive, Financial and Accounting Officer)