Form 10-Q
period 2013-06-30
Coyote Resources, Inc.
filed 2013-09-04
CIK 1392121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the quarterly period ended June 30, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the transition period from ____to____

  Commission File Number: 000-52512

Coyote Resources, Inc.
(Exact name of registrant as specified in its charter)

Nevada	20-5874196
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of September 3, 2013, there were 46,502,120 shares of the issuer's $.001 par value common stock issued and outstanding.

PART II

OTHER INFORMATION

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

COYOTE RESOURCES, INC.
(An Exploration Stage Company)
 BALANCE SHEETS
(Unaudited)

	30-Jun-13	31-Dec-12

ASSETS

Current assets
Cash	$6,505	$433

Total current assets	6,505	433

Property and equipment, net of $3,056 and $3,001 accumulated depreciation, respectively	-	55

Unproven mineral properties	1,194,910	1,194,910

Total assets	$1,201,415	$1,195,398

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued interest	$504,070	$354,387
Convertible notes	1,100,000	1,100,000
Loans from stockholders	22,000	17,000
Note payable	250,000	200,000
Derivative liability	103,928	710,033

Total current liabilities	1,979,998	2,381,420

Loans from stockholders, long-term	647,482	406,052
Notes payable, long-term	350,000	500,000

Total liabilities	2,977,480	3,287,472

Stockholders’ equity (deficit)
Preferred stock, $.001 par value; 30,000,000 shares authorized, -0- shares issued and outstanding	-	-
Common stock, $.001 par value; 300,000,000 shares authorized, 46,502,120 shares issued and outstanding	46,502	46,502
Additional paid-in capital	99,863	99,863
Accumulated deficit	(233,532)	(233,532)
Deficit accumulated during the exploration stage	(1,688,898)	(2,004,907)

Total stockholders’ equity (deficit)	(1,776,065)	(2,092,074)

Total liabilities and stockholders’ equity (deficit)	$1,201,415	$1,195,398

The accompanying notes are an integral part of the unaudited financial statements.

COYOTE RESOURCES, INC.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
 (Unaudited)

	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	For the Six Months Ended	For the Period from Inception (October 31, 2006) through
	30-Jun-13	30-Jun-12	30-Jun-13	30-Jun-12	30-Jun-13

Operating expenses
Exploration costs	$-	$7,974	$-	$8,096	$439,559
Legal and professional	33,605	79,877	52,176	127,406	630,260
Officer compensation	37,500	10,000	67,500	10,000	328,000
General and administrative	48,424	23,997	82,427	40,030	338,105

Total operating expenses	119,529	121,848	202,103	185,532	1,735,924

Loss from continuing operations	(119,529)	(121,848)	(202,103)	(185,532)	(1,735,924)

Other income (expense)
Forgiveness of accounts and note payable	-	-	-	-	75,781
Interest income	-	-	-	-	1,885
Amortization of debt discount	-	-	-	-	(772,500)
Interest expense	(47,048)	(30,651)	(87,993)	(60,980)	(349,297)
Gain (loss) on derivative liability	956,519	248,433	606,105	(57,928)	1,091,157

Total other income (expense)	909,471	217,782	518,112	(118,908)	47,026

Income (Loss) before discontinued operations and income taxes	789,942	95,934	316,009	(304,440)	(1,688,898)

Loss on discontinued operations	-	-	-	-	(233,532)

Net income (loss)	$789,942	$95,934	$316,009	$(304,440)	$(1,922,430)

Net income (loss) per common share – basic and diluted	$0.02	$0.00	$0.01	$(0.01)

Weighted average of common shares – basic and diluted	46,502,120	46,502,120	46,502,120	46,502,120

The accompanying notes are an integral part of the unaudited financial statements.

COYOTE RESOURCES, INC.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOW
 (Unaudited)

	For the Six Months Ended	For the Six Months Ended	For the Period from Inception (October 31, 2006) through
	30-Jun-13	30-Jun-12	30-Jun-13

Cash flows from operating activities
Net loss	$316,009	$(304,440)	$(1,922,430)
Adjustments to reconcile net loss to net cash used in operating activities
Additional paid-in capital in exchange for facilities provided by related party	-	1,000	13,400
Depreciation	55	183	3,056
Forgiveness of accounts and note payable	-	-	(75,781)
Amortization of debt discount	-	-	772,500
Loss on derivative liability	(606,105)	57,928	(1,091,157)
Changes in operating assets and liabilities
Increase in accounts payable and accrued expenses	149,683	165,033	579,851

Net cash used in operating activities	(140,358)	(80,296)	(1,720,561)

Cash flows from investing activities
Purchase of property and equipment	-	-	(3,056)
Purchase of unproven mineral properties	-	-	(244,910)

Net cash used by investing activities	-	-	(247,966)

Cash flows from financing activities
Payments on notes payable	(100,000)	(50,000)	(350,000)
Proceeds from issuance of long-term notes payable	246,430	125,000	1,752,482
Proceeds from issuance of loans	-	-	17,000
Proceeds from issuance of common stock	-	-	555,550

Net cash provided by financing activities	146,430	75,000	1,975,032

Net increase (decrease) in cash	6,072	(5,296)	6,505

Cash, beginning of period	433	10,559	-

Cash, end of period	$6,505	$5,263	$6,505

Supplemental disclosure of cash flow information
Income taxes paid	$-	$-	$-
Interest paid	$-	$-	$7,016
Non-cash transaction for unproven mineral properties and assignment of note payable	$-	$-	$950,000
Reclassification of derivative liability from paid-in capital	$-	$-	$637,185
Debt discount from warrants	$-	$-	$214,600

The accompanying notes are an integral part of the unaudited financial statements.

COYOTE RESOURCES, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2013

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

2.           GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred a net loss of ($1,922,430) from inception (October 31, 2006) through June 30, 2013. The Company is subject to those risks associated with exploration stage companies.  The Company has sustained losses since inception and additional debt and equity financing will be required by the Company to fund its development activities and to support operations.  However, there is no assurance that the Company will be able to obtain additional financing.  Furthermore, the Company's existence is dependent upon management's ability to develop profitable operations. These factors, among others, raise substantial doubt that the Company will be able to continue as a going concern.

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

3.          NOTES PAYABLE

Notes Payable

On August 12, 2010, in connection with the assignment of the rights a Mining Lease and Option to Purchase Agreement for certain patented mineral claims in Esmeralda and Nye Counties of Nevada, the Company assumed the balance of the purchase option of $990,000.  The Company has made one (1) required payment in the amount of $100,000 during the six (6) months ended June 30, 2013 (two (2) required payments in the aggregate amount of $150,000 for the year ended December 31, 2012; three (3) required payments in the aggregate amount of $140,000 for the year ended December 31, 2011).  The balance of the purchase option was $600,000 at June 30, 2013. The aggregate maturity of the note is as follows:

Year ending December 31	Amount

2013	$100,000
2014	300,000
2015	200,000
600,000
Less: current portion	(250,000)
Long Term	$350,000

COYOTE RESOURCES, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2013
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

As of June 30, 2013, the Company owed $1,100,000 of principal and $283,397 of interest under this Note and Warrant Purchase Agreement.

COYOTE RESOURCES, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2013

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

On March 17, 2011, the Company determined a fair value of $2,024,721 for the conversion option liability for the third installment of the convertible note.

On December 31, 2011, the Company determined a fair value of $1,267,818 for the conversion option liability for the outstanding balance of the convertible notes.

On December 31, 2012, the Company determined a fair value of $710,033 for the conversion option liability for the outstanding balance of the convertible note.

On June 30, 2013, the Company determined a fair value of $103,928 for the conversion option liability for the outstanding balance of the convertible note,

The Company uses the Black Scholes Option Pricing Model to value its based upon the following assumptions: dividend yield of -0-%, daily volatility of 6%-20%, risk free rates from 0.16%-1.29% and an expected term equal to the remaining terms of the notes.

COYOTE RESOURCES, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2013

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

	Total	Level 1	Level 2	Level 3
LIABILITIES:

Conversion option liability at December 31, 2012	710,033	-	-	710,033

Conversion option liability at June 30, 2013	103,928	-	-	103,928

The following is a reconciliation of the conversion option liability and detachable warrant liability for which Level 3 inputs were used in determining fair value:

Balance as of December 31, 2012	$710,033

Decrease in fair value of debt derivative	606,105

Balance as of June 30, 2013	$103,928

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
JUNE 30, 2013

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
JUNE 30, 2013

6.           LOANS FROM STOCKHOLDERS (Continued)

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

On April 29, 2013, the Company received a cash advance from a stockholder in the amount of $5,000. The amount is due on demand. The loan funds were used for working capital purposes.

On June 21, 2013, the Company entered into a note payable with a stockholder in the amount of $6,445.  Per the terms of the note, this loan is due on September 26, 2014 and accrues interest at the rate of 12% per annum.  The loan funds were used for working capital purposes.

As of June 30, 2013, $669,482 of principal and $51,441 of interest was due to the various stockholders per the above notes.

7.           SUBSEQUENT EVENTS

On August 28, 2013, the Company issued a one year Promissory Note (the “Note”) with JMJ Financial  (“JMJ”). The Note provides for tranches of financing of up to $450,000 (“Consideration”) in the aggregate and all amounts funded by JMJ bear a 10% Original Issue Discount (“OID”) fee, and are interest-free for 90 days from date of each funding, following which said amounts bear a one-time interest charge of 12%.  The Company has the right to prepay without penalty the amount of any funding within 90 days. JMJ has funded $50,000 at closing on August 28, 2013 (the “Initial Funding”). JMJ may fund any additional amounts beyond the Initial Funding to be furnished at such dates as JMJ may choose in its sole discretion. The term of each funding under the Note is one year (the “Maturity Date”), upon which the outstanding principal amount for each funding is payable. Amounts funded plus OID and interest under the Note are convertible into common stock at any time after the issuance date, at the holder’s option, at a conversion price equal to the lesser of (i) $0.22, and (ii) 60% of the lowest trade price in the 25 trading days previous to the conversion. JMJ does not have the right to convert the Note, to the extent that JMJ would beneficially own in excess of 4.99% of our outstanding common stock.

On August 28, 2013, the Company also entered into a Representations and Warranties Agreement (“Agreement”) with JMJ, which provides that the Company shall file with the SEC its Quarterly Report on Form 10-Q for the period ended June 30, 2013, no later than September 5, 2013, and pay at least $2,500 to its auditor within 24 hours of the Company’s receipt of the Initial Funding. The Agreement further provides that if the Company has not paid as least $2,500 to its auditor and filed with the SEC its Quarterly Report on Form 10-Q for the period ended June 30, 2013 by 5:00pm EST on September 5, 2103, then the Company shall be obligated to pay liquidated damages of $50,000 to JMJ at its election in the form of cash payment or addition to the balance of the Note.

In connection with the issuance of the Note, the Company agreed to pay Garden State Securities, Inc. a fee equal to 10% of all Consideration JMJ advances to the Company under the Note and warrants to purchase shares of the Company’s Common Stock equal to 10% of the shares underlying the Note upon each advance.

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

Critical Accounting Policy and Estimates. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. In addition, these accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in this Quarterly Report on Form 10-Q for the period ended June 30, 2013.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements for the period ended June 30, 2013, together with notes thereto, which are included in this report.

For the three months ended June 30, 2013, as compared to the three months ended June 30, 2012.

Results of Operations.

Revenues. We had no revenues for the three months ended June 30, 2013 and June 30, 2012.

Operating Expenses. For the three months ended June 30, 2013, our total operating expenses were $119,529, as compared to total operating expenses of $121,848 for the three months ended June 30, 2012.  For the three months ended June 30, 2013, our total operating expenses consisted of legal and professional fees of $33,605, officer compensation of $37,500 and general and administrative expenses of $48,424. In comparison, for the three months ended June 30, 2012, our total operating expenses consisted of exploration costs of $7,974, legal and professional fees of $79,877, officer compensation of $10,000 and general and administrative expenses of $23,997.  The decrease in total operating expenses from 2012 to 2013 is primarily due to increases officer compensation and general and administrative expenses and a decrease in legal and professional fees incurred during the three months ended June 30, 2013. We expect that we will not incur any significant exploration costs until we are able to raise additional capital. We also expect that we will continue to incur significant legal and accounting expenses related to being a public company.

Other Expense. For the three months ended June 30, 2013, our other expenses consisted of interest expense in the amount of $47,048, and gain on derivative liability of $956,519.  In comparison, for the three months ended June 30, 2012, our other expense consisted of interest expense of $30,651, and gain on derivative liability of $248,433.

Net Loss.  For the three months ended June 30, 2013, our net income was $789,942, as compared to the three months ended June 30, 2012, in which our net income was $95,934.  We expect to continue to incur net losses for the foreseeable future.

For the six months ended June 30, 2013, as compared to the six months ended June 30, 2012.

Results of Operations.

Revenues. We had no revenues for the six months ended June 30, 2013 and June 30, 2012.

Operating Expenses. For the six months ended June 30, 2013, our total operating expenses were $202,103, as compared to total operating expenses of $185,532 for the six months ended June 30, 2012.  For the six months ended June 30, 2013, our total operating expenses consisted of legal and professional fees of $52,176, officer compensation of $67,500 and general and administrative expenses of $82,427. In comparison, for the six months ended June 30, 2012, our total operating expenses consisted of exploration costs of $8,096, legal and professional fees of $127,406, officer compensation of $10,000 and general and administrative expenses of $40,030.  The increase in total operating expenses from 2012 to 2013 is primarily due to increases officer compensation and general and administrative expenses and a decrease in legal and professional fees incurred during the six months ended June 30, 2013. We expect that we will not incur any significant exploration costs until we are able to raise additional capital. We also expect that we will continue to incur significant legal and accounting expenses related to being a public company.

Other Expense. For the six months ended June 30, 2013, our other expenses consisted of interest expense in the amount of $87,993, and gain on derivative liability of $606,105.  In comparison, for the six months ended June 30, 2012, our other expense consisted of interest expense of $60,980, and loss on derivative liability of $57,928.

Net Loss.  For the six months ended June 30, 2013, our net income was $316,009, as compared to the six months ended June 30, 2012, in which our net loss was $304,440.  We expect to continue to incur net losses for the foreseeable future.

Liquidity and Capital Resources.  As of June 30, 2013, we had cash of $6,505, property and equipment of $Nil, net of $3,056 accumulated depreciation, and unproven mineral properties of $1,194,910, making our total assets $1,201,415.

Our unproven mineral properties of $1,194,910 as of June 30, 2013 consist of our rights to the Tonopah Extension Mine and the Golden Trend Property in Nevada.

Our total current liabilities were $1,979,998 as of June 30, 2013, which was represented by accounts payable and accrued expenses of $504,070, current portion of notes payable of $250,000, loans from stockholders of $22,000, a convertible note totaling $1,100,000 of principal, pursuant to a Note and Warrant Purchase Agreement (the “Financing Agreement”) we entered into with Socially Responsible Wealth Management Ltd. (“SRWM”) in August 2010, and derivative liability of $103,928.  Long-term notes payable as of June 30, 2013 were $997,482.

As of June 30, 2013, our long term notes payable of $997,482 consists of (i) promissory notes payable to a stockholder totaling $647,482 of principal and (ii) $350,000 which is owed to Cliff ZZ L.L.C. pursuant to the Mining Lease and Option to Purchase Agreement between us and Cliff ZZ L.L.C. (the “Tonopah Agreement”).

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

As of June 30, 2013, we owed $1,100,000 of principal and $283,397 of interest pursuant to the Financing Agreement. Unless we can renegotiate these debt obligations, these notes will be in default. Pursuant to the terms of the notes, the non-payment of principal and unpaid accrued interest by us constitutes an event of default and, as a result, the holder of the notes may accelerate payment of all amounts outstanding under the notes by giving written notice to us and thereby requiring that we immediately pay up to an aggregate of $1,100,000 in principal plus all unpaid accrued interest. If the holder of the notes were to declare the notes due and payable, we presently do not have the ability to pay these notes.

In connection with the assignment of the rights to the Tonopah Agreement, we assumed the balance of the purchase option of $990,000.  We made one required payment in the amount of $100,000 to Cliff ZZ LLC during the six months ended June 30, 2013.  The balance of the purchase option was $600,000 at June 30, 2013. Of this balance, $250,000 is a current liability and $350,000 is a long-term liability. Our required minimum payments vary per year with final payment due on March 15, 2015.

In connection with the assignment of the rights to the Golden Trend Mining Lease one required payment in the amount of $15,000 was made to Rubicon Resources during the six months ended June 30, 2013.

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

On October 24, 2012, we issued a promissory note to the same shareholder in exchange for $15,000. Per the terms of the note, the principal is due, together with interest at 12% per annum, September 26, 2014.

On November 28, 2012, we issued a promissory note to the same shareholder in exchange for $25,570. Per the terms of the note, the principal is due, together with interest at 12% per annum, September 26, 2014.

On February 8, 2013, we issued a promissory note to the same shareholder in exchange for $34,985.  Per the terms of the note, the principal is due, together with interest at 12% per annum, September 26, 2014.

On March 20, 2013, we issued a promissory note to the same shareholder in exchange for $200,000. Per the terms of the note, the principal is due, together with interest at 12% per annum, September 26, 2014.

On April 29, 2013, the Company received a cash advance from a stockholder in the amount of $5,000. The amount is due on demand. The loan funds were used for working capital purposes.

On June 21, 2013, we issued a promissory note to the same shareholder in exchange for $6,445. Per the terms of the note, the principal is due, together with interest at 12% per annum, September 26, 2014.

Over the last twenty months we have been funding our operations through loans from a stockholder which we have used for working capital purposes.

Other than those liabilities discussed above, we had no other liabilities and no other long term commitments or contingencies as of June 30, 2013.

As of June 30, 2013, we had cash and cash equivalents of $6,505.  In the opinion of management, available funds will not satisfy our working capital requirements to operate for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

The information set forth below is included herewith for the purpose of providing the disclosure required under the following items of Form 8-K: (i) Item 1.01 Entry into a Material Definitive Agreement; (ii) Item 2.03 Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant; and (iii) Item 3.02 Unregistered Sales of Equity Securities.

On August 28, 2013, the Company issued a one year Promissory Note (the “Note”) with JMJ Financial  (“JMJ”). The Note provides for tranches of financing of up to $450,000 (“Consideration”) in the aggregate and all amounts funded by JMJ bear a 10% Original Issue Discount (“OID”) fee, and are interest-free for 90 days from date of each funding, following which said amounts bear a one-time interest charge of 12%.  The Company has the right to prepay without penalty the amount of any funding within 90 days. JMJ has funded $50,000 at closing on August 28, 2013 (the “Initial Funding”). JMJ may fund any additional amounts beyond the Initial Funding to be furnished at such dates as JMJ may choose in its sole discretion. The term of each funding under the Note is one year (the “Maturity Date”), upon which the outstanding principal amount for each funding is payable. Amounts funded plus OID and interest under the Note are convertible into common stock at any time after the issuance date, at the holder’s option, at a conversion price equal to the lesser of (i) $0.22, and (ii) 60% of the lowest trade price in the 25 trading days previous to the conversion. JMJ does not have the right to convert the Note, to the extent that JMJ would beneficially own in excess of 4.99% of our outstanding common stock.

On August 28, 2013, the Company also entered into a Representations and Warranties Agreement (“Agreement”) with JMJ, which provides that the Company shall file with the SEC its Quarterly Report on Form 10-Q for the period ended June 30, 2013, no later than September 5, 2013, and pay at least $2,500 to its auditor within 24 hours of the Company’s receipt of the Initial Funding. The Agreement further provides that if the Company has not paid as least $2,500 to its auditor and filed with the SEC its Quarterly Report on Form 10-Q for the period ended June 30, 2013 by 5:00pm EST on September 5, 2103, then the Company shall be obligated to pay liquidated damages of $50,000 to JMJ at its election in the form of cash payment or addition to the balance of the Note.

In connection with the issuance of the Note, the Company agreed to pay Garden State Securities, Inc. a fee equal to 10% of all Consideration JMJ advances to the Company under the Note and warrants to purchase shares of the Company’s Common Stock equal to 10% of the shares underlying the Note upon each advance.

The Note was issued pursuant to an exemption from the registration requirements under Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.  The shares to be issued upon conversion of the Note and exercise of the Warrants have not been registered under the Securities Act and may not be offered or sold in the United States in the absence of an effective registration statement or exemption from the registration requirements.

The foregoing description of the Note and the Agreement are only a summary of the material terms of the Note and Agreement and is qualified in its entirety by reference to the full text of each document.  Copies of the Note and Agreement are attached as Exhibits 10.1 and 10.2, respectively, to this Quarterly Report on Form 10-Q and are incorporated herein by reference.

Item 6.  Exhibits.

31	Certification of Principal Executive and Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934
32	Certification of Principal Executive and Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
10.1	Promissory Note dated August 28, 2013
10.2	Representations and Warranties Agreement with JMJ Financial
101.ins	Instant Document
101.sch	XBRL Taxonomy Schema Document
101.cal	XBRL Taxonomy Calculation Linkbase Document
101.def	XBRL Taxonomy Definition Linkbase Document
101.lab	XBRL Taxonomy Label Linkbase Document
101.pre	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Coyote Resources, Inc., a Nevada corporation

Date: September 3, 2013	By:	/s/ Guy Martin
Guy Martin President, Secretary and Treasurer (Principal Executive, Financial and Accounting Officer)